Form 10QSB
period 2001-09-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2002-02-22
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-31457

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(EXact name of small business issuer

as specified in its charter)
DELAWARE	23-3048444
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

9348 Basile Routhier, Montreal, Quebec, Canada H2M 1T8

(Address of principal eXecutive offices)

(514) 258 6441

(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the EXchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_ No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

5,000,000 shares of common stock, $0.0001 par value, as of February 23, 2002

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2001 and June 2, 2000 (Inception) to September 30, 2001 are not necessarily indicative of the results that may be eXpected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Page

Unaudited Consolidated Financial Statements

Balance Sheets 3

Statements of Stockholders' Equity 3

Statements of Operations 4

Statements of Cash Flows 5

Notes to Unaudited Consolidated Financial Statements 6 to 8

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

BALANCE SHEET

ASSETS	As at September 30, 2001 (unaudited)	As at September 30, 2000 (unaudited)
Current assets
Cash	$-	$-

Total Current Assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued eXpenses	30	30

Total current liabilities	30	30

Total liabilities	$30	$30

Stockholders' equity(Note 3)
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding	500	500

Accumulated Deficit	(530)	(530)

Total stockholders' equity	0	0

Total liabilities and stockholders' equity	$0	$0

See notes to financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Unaudited
	Three months ended September 30, 2001 2000	Nine-months ended September 30, 2001 2000	From date of Inception to September 30, 2001

Income	$ 0 $ 0	$ 0 $ 0	$0

EXpenses
Organization eXpenses	0 0	0 500	500

Total EXpenses	0 0	0 500	500
Provision for Income TaXes	0 0	0 0	(30)
Net Loss	0 0	0 500	(530)
Retained Earnings, at beginning	(530) (500)	(530) 0	0
Deficit, at end	$(530) $(500)	$(530) $(500)	$(530)
Net Loss per Common Share	$ (.0001) $(.0001)	$(.0001) $(.0001)	$(.0001)
Weighted Average Number of Common Shares Used in Calculation	5,000,000 5,000,000	5,000,000 5,000,000	5,000,000

See notes to financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

Unaudited
	Three months ended September 30, 2001 2000	From date of Inception to September 30, 2001 2000	Nine-months ended September 30, 2001
Cash flows from operating activities:
Net (loss)	$0 0	0 $ 500	$(530)
Adjustment to reconcile net loss to net cash Provided by operational activities, issue of common stock for services	0 0	0 500	500
Accrued franchise taX	0 0	0 0	30

Net cash used in operating eXpenses	0 0	0 0	0

Cash flows from investing activities:	0 0	0 0	0

Cash flows from financing activities:	0 0	0 0	0

Net increase (decrease)	0 0	0 0	0
Cash at beginning of period	0 0	0 0	0
Cash at end of period	$0 0	0 0	0

See notes to financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

As of September 30, 2001

Notes to Consolidated Financial Statements

Nine Month Periods ended September 30, 2001

Unaudited

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Development Stage Company

MILLENNIUM CAPITAL VENTURE HOLDINGS, INC. has been in the development stage since its formation on June 2, 2000. Planned principal operations have not commenced since then and the company has not generated any revenue.

Financial Statement Presentation

This summary of significant accounting policies of MILLENIUM CAPITAL VENTURE HOLDINGS, INC. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization and Business Operations

MILLENIUM CAPITAL VENTURE HOLDINGS, INC. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, eXchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2001, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Use of Estimates

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

Cash and Cash Equivalents

For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturity of three months or less at the time of purchase.

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed based on 5,000,000 weighted average number of common shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

Income TaXes

The Company accounts for income taXes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income TaXes," ("SFAS109"). Under SFAS 109, deferred taX assets and liabilities are recognized for the future taX consequences attributable to differences between the financial statement carrying amounts of eXisting assets and liabilities and their respective taX basis. Deferred taX assets and liabilities are measured using enacted taX rates eXpected to apply to taXable income in the years in which those temporary differences are eXpected to be recovered or settled. The effect on deferred taX assets and liabilities of a change in taX rates is recognized in income in the period that includes the enactment date. There were no current or deferred income taX eXpense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through September 30, 2001.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of September 30, 2001.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value. On June 2, 2000, the Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd.

Pursuant to Rule 506 for an aggregate consideration of $500 in services. These shares were subsequently transferred on June 26, 2001 to Mr. Desmarais.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 3 TRANSACTIONS WITH RELATED PARTY

As at June 26, 2001, Mr. B. Desmarais, the sole shareholder, director and officer of the company entered into a Consulting Agreement with Dotcom Internet Ventures Ltd. (Dotcom), the former sole shareholder of the company. The agreement required Dotcom to ensure the orderly transfer of the control block of stock in the company to Mr. Desmarais and to provide consulting services in order to obtain a CUSIP number and a trading symbol on the NASDAQ OTC bulletin board. In addition, Dotcom was required under the agreement to furnish one or more market makers for the purpose of making an orderly and efficient market in its securities.

NOTE 4. INCOME TAXES

The income taXes were calculated at the statutory rates of the federal and state franchise taX authorities.

The Company has incurred losses that can be carried forward to offset future earnings of condition of the Internal Revenue Codes are met.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following should be read in conjunction with the information contained in the financial statements of the company and the notes thereto appearing elsewhere herein.

PLAN OF OPERATION

The Company intends to enter into a business combination with a target company in eXchange for the Company's securities. To date the Company has not been successful in identifying a target company and concluding a transaction. The Company will continue to search for an acceptable business combination. The Company has no cash as of September 30, 2001.

The Company currently has no cash or liquid assets. The officer and director of the Company has advised the Company that he will continue to fund the operations of the Company with loans to the Company until such time as the Company can identify a suitable target company and conclude a transaction. There can be no guarantee that this funding will continue, therefore should the funds not be made available the Company would not have sufficient funds to continue.

RESULTS OF OPERATIONS - INCEPTION (JUNE 2, 2000) THROUGH SEPTEMBER 30, 2001.

The Company is considered to be a development stage company as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act'), the company is hereby providing cautionary statements identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made by or on behalf of the company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that eXpress, or involve discussions as to eXpectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are eXpected to", "will continue", "is anticipated", "estimated", "projection", and "outlook') are not historical facts and may be forward looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those eXpressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the company's clients; (iii) imposition of new regulatory requirements affecting the company; (iv) a downturn in general economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographical diversification; and (vii) other factors which are described in further detail in the company's filings with the Securities and EXchange Commission.

The company cautions that actual results or outcomes could differ materially from those eXpressed in any forward-looking statements made by or on behalf of the company. Any forward-looking statement speaks only as of the date on which such statement is made, and the company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each factor on the business or the eXtent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Not Applicable.

SIGNATURES

In accordance with the requirements of the EXchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

Date: February , 2002

By:
Name: Bruno Desmarais
Title: President, Chief EXecutive Officer, Sr. Accounting and Financial Officer