Form 10KSB
period 2001-12-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2002-04-01
CIK 1119689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001.

_ TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-31457

MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.

(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-3048444 (I.R.S. Employer Identification No.)

9348 Basile Routhier

MONTREAL, QUEBEC, CANADA H2M 1T8

Telephone: (514) 258-6441

(Address, including zip code, and telephone number, including area code,

of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered under Section 12(g) of the Exchange Act:

100,000,000 shares of Common Stock, $.0001 par value per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

X Yes __________No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$400.00 There presently is no public market for the Registrant's common equity. The aggregate market value provided is based on the price at which the Company sold all of its issued and outstanding stock to its original shareholder in year 2000, which is the only sale of common equity conducted by the Registrant as of the date of this filing.

 Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

_____Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 as of March 25, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): _________Yes X No

TABLE OF CONTENTS

PART I

Forward-Looking Statements

This Form 10-KSB annual report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors discussed herein below.

ITEM 1. DESCRIPTION OF BUSINESS

Millennium Capital Venture Holdings, Inc. (the "Company"), was incorporated on June 2, 2000 in the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to its Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock at $.0001 par value and 20,000,000 shares of Preferred Stock at $.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company.

The Company has been in the development stage since inception and has no operations to date. Other than the issuance of shares to its original shareholder, and an implementation of its business plan to find an acquisition candidate as described below, the Company never commenced any operational activities. The Company was formed specifically to be a "clean public shell" corporation, for the purpose of either merging with or acquiring an operating company with operating history and assets. The Company is a "clean public shell" because it has not commenced operational activities, and has no or nearly no debt nor liabilities. The Company has not been involved in any litigation nor has it had any prior regulatory problems or business failures. The Company believes that a strong attraction of the Company as a merger partner or acquisition vehicle will be its status as a reporting public company without any history of prior business failures, litigation or prior regulatory problems. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to the present stockholders of the Company.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13 (a) of the Securities Exchange Act of 1934 (the "Exchange Act"), including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

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

The Company's principal executive office is currently located at 9348 Basile Routhier, Montreal, Quebec, Canada H2M 1T8. The telephone number is 514-258-6441.

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

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. Bruno Desmairais, President of the Company will be the key person in the search, review and negotiation with potential acquisition or merger candidates. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company do not expect to meet personally with management and key personnel of the business opportunity as part of their investigation due to lack of capital. To the extent possible, the Company intends to utilize written reports and investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

The Company had entered into an agreement with DotCom Internet Ventures Ltd., who was at that time a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement was to continue until such time as the Company had effected a business combination. DotCom Internet Ventures Ltd. had agreed to pay all expenses of the Company until such time as a business combination was effected, without repayment. William Tay, the sole officer and director of the Company and the sole officer and director of DotCom Internet Ventures Ltd., resigned on June 26, 2001. At that time the Company was in negotiation to acquire a target company, Hub Corporation. Mr. Bruno Desmarais, who was appointed as sole officer and director of the Company on June 27, 2001 was negotiating the transaction with Hub. Mr. Tay sold his share position to Mr. Desmarais and the contract with DotCom International Ventures Ltd. was cancelled. The Company was unable to conclude a transaction with Hub Corporation and it continues to review potential candidates for a business combination. To date, the Company has been unsuccessful in negotiating a business combination.

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

As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable).

The Company does not intend to provide the Company's security holders with any complete disclosure documents, including audited financial statements, concerning an acquisition or merger candidate and its business prior to the consummation of any acquisition or merger transaction.

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

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and to any target company.

Patents

The Company owns no patents and no Internet domain names.

Employees

The Company has no full-time or part-time employees. Mr. Desmarais, the sole officer and director of the Company, has agreed to allocate a nominal portion of his time to the activities of the Company without compensation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On June 27, 2001, the Company held its annual meeting of shareholders. The meeting was held at the Company's offices in Montreal, Quebec.

At this meeting, the following directors were elected: Mr. Bruno Desmarais.

The Company did not solicit any proxies in connection with this meeting and the board of directors was re-elected in its entirety .

At the meeting, the shareholders voted on each of the following matters:

- appointment of Stan Lee, Certified Public Accountant, as independent auditors of Millennium Capital Venture Holdings Inc. and to authorize the directors to fix the remuneration to the auditors;

- election of the Board of Directors.

There were 5,000,000 shares represented at the meeting either by shareholders attending in person or by proxy. The votes for each of the matters at this meeting were as follows:
Item	Votes For	Votes Against	Votes Withheld
1. Appointment of Auditors and remuneration	5,000,000
2. Election of Board of Directors Mr. Desmarais	5,000,000 5,000,000

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no public market for the Company's securities. The Company does not intend to trade its securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence the Company will cause its common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if the Company then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

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

There are currently 33 stockholders of the Company's outstanding common stock.

Since the Company's date of inception on June 2, 2000, the Company has sold securities which were not registered under the Securities Act of 1933, as follows: 5,000,000 shares were issued to DotCom Internet Ventures Ltd. on June 2, 2000 in consideration of $500.00 No underwriting discounts, commissions, finder's fees or other expenses were paid in connection with this sale of stock.

-----------------

(1) Mr. Tay, the president and sole director of the Company as at June 2, 2000 was the sole director and controlling shareholder of DotCom Internet Ventures Ltd. The shares issued to DotCom Internet Ventures Ltd. were in return for services provided to the Company by DotCom Internet Ventures Ltd., in lieu of cash. With respect to the stock issued to DotCom Internet Ventures Ltd., the Company relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. On June 26, 2001, DotCom Internet Ventures Ltd. sold its 5,000,000 shares to Mr. Bruno Desmarais, the present officer and director of the Company.

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

Results of Operations - June 2, 2000 (Inception) through December 31, 2001. The Company had entered into an agreement with DotCom Internet Ventures Ltd., who was at that time a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement was to continue until such time as the Company had effected a business combination. DotCom Internet Ventures Ltd. had agreed to pay all expenses of the Company until such time as a business combination was effected, without repayment. William Tay, the sole officer and director of the Company and the sole officer and director of DotCom Internet Ventures Ltd., resigned on June 26, 2001. At that time the Company was in negotiation to acquire a target company, Hub Corporation. Mr. Bruno Desmarais, who was appointed as sole officer and director of the Company on June 27, 2001 was negotiating the transaction with Hub. Mr. Tay sold his share position to Mr. Desmarais and the contract with DotCom International Ventures Ltd. was cancelled. The Company was unable to conclude a transaction with Hub Corporation and it continues to review potential candidates for a business combination. To date, the Company has been unsuccessful in negotiating a business combination.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

The Company has 5,000,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. The Company has $-0- in cash as of December 31, 2001. However, since the Company no operations and thus minimal cash requirements it is not anticipated that the Company will undertake any fund raising activities by the sale of shares. Mr. Desmarais, the sole director and officer of the Company has agreed to lend the Company any funds that may be required for its minimal cash requirements. This could change in the event that management identifies an acquisition opportunity for the Company that includes an obligation to raise funds. At this time no such opportunity or acquisition exists.

ITEM 7. FINANCIAL STATEMENTS.

See pages 11 through 19 below.

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC.

(A Development Stage Company)

INDEPENDENT AUDITOR'S REPORT and

FINANCIAL STATEMENTS

December 31, 2001 and 2000

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

------------------------------------------------------------------------------

Page (s)

Independent Auditor's Report F 3

Financial Statements

Balance Sheets, as of December 31, 2001 and 2000 F 4

Statement of Operations and Deficit for the quarters and fiscal years ended

December 31, 2001 and 2000 and from the date of inception to December 31, 2001 F 5

Statement of Cash Flows for the quarters and fiscal years ended

December 31, 2001 and 2000 and from the date of inception to December 31, 2001F 6

Statement of Stockholder's Equity for the fiscal years ended December 31, 2001 and 2000 F 7

Notes to Financial Statements F 8

Stan J.H. Lee, CPA

( a member firm of DMHD Hamilton Clark & Co.)

2182 Lemoine Avenue Tel) 201-681-7475

Suite 200 Fax) 815-846-7550

Fort Lee, NJ 07024

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors of:

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC.

(A Development Stage Company)

1530 9th Avenue S.E.

Calgary, Alberta. T2G OT7

I have audited the accompanying financial statement of MILLENNIUM CAPITAL VENTURES HOLDINGS, INC. (a development stage company) as of December 31, 2001 and 2000 and for the calendar years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MILLENNIUM CAPITAL VENTURES HOLDINGS, INC. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the calendar years then ended in conformity with the U.S. generally accepted accounting principles

The accompanying financial statements have been prepared assuming that MILLENNIUM CAPITAL VENTURES HOLDINGS, INC. will continue as a going concern. As discussed in Note 1 to the financial statements, MILLENNIUM CAPITAL VENTURES HOLDINGS, INC. was only recently formed, has incurred losses since its inception and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Stan J.H. Lee, CPA /s/

----------------------------------

Stan J.H. Lee, CPA

January 30, 2002

Fort Lee, NJ

F 3

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

As of December 31

ASSETS	2001	2000
Assets:
Current Assets	$0	$0

Total Current Assets	0	0

Other Assets	0	0

Total Assets	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued income taxes	$60	$30

Total Liabilities	60	30

STOCKHOLDERS EQUITY

Preferred stock, $0.0001 par value; 200,000,000 shares authorized, zero shares issued and outstanding	0	0

Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	0	0
Accumulated deficit during development stage	(560)	(560)
Total Stockholders' Equity	(60)	(60)

Total Liabilities and Stockholders' Equity	$0	$0

See the accompanying notes to the consolidated financial statements.

F 4

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS and DEFICIT

	Quarters ended 12/31		Calendar years ended 12/31		From date of inception to
	2001	2000	2001	2000	12/31/2001

INCOME	$0	$0	$0	$0	$0

EXPENSES:

Organization Expenses	0	0	0	500	500

TOTAL EXPENSES	0	0	0	500	(500)

Provision for Income Taxes	(30)	(30)	(30)	(530)	(60)

NET LOSS	(30)	(30)	(30)	(530)	(560)

RETAINED EARNINGS, at beginning	(530)	(500)	(530)	0	0

DEFICIT, at end	$(560)	$(530)	$(560)	$(530)	$(560)

NET LOSS PER COMMON SHARE	$(.0001)	$(.0001)	$(.0001)	$(.0001)	$(.0001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUSTANDING	5,000,000	5,000,000	5,000,000	5,000,000	5,000,000

See the accompanying notes to the consolidated financial statements

F 5

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Quarters ended 12/31			Calendar years ended 12/31		From date of inception to
	2001	2000	2001	2000	12/31/2001
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(30)	$(30)	$(30)	$(530)	$(560)

Adjustment to reconcile net loss to net cash provided by operational activities, issue of common stock for services	0	0	0	500	500

Accrued franchise tax	30	30	30	30	60

NET CASH USED IN OPERATING EXPENSES	0	0	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES	0	0	0	0	0

NET INCREASE (DECREASE)	0	0	0	0	0

CASH, BEGINNING OF PERIOD	0	0	0	0	0

CASH, END OF PERIOD	$0	$0	$0	$0	$0

See the accompanying notes to the consolidated financial statements

F 6

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

Calendar Years Ended December 31, 2001 and 2000

	Common stock
	Numbers of		Additional paid-in capital	Deficit	Total Stockholders' Equity
	Shares	Amount

June 2, 2000 (date of inception) Issued for services	5,000,000	$500	$0	$0	$500

Net loss for the year 2000				(530)	(530

Balance, December 31, 2000	5,000,000	$500	$0	$(530)	$(30)

Net loss for the year 2001				(30)	(30)

Balance, December 31, 2001	5,000,000	$500	$0	$(560)	$(60)

See the accompanying notes to the consolidated financial statements

F 7

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

As of December 31, 2001and 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In this regard, management is proposing to raise any necessary additional funds not provided by operations through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Development Stage Company

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC. has been in the development stage since its formation on June 2, 2000. Planned principal operations have not commenced since then and the company has not generated any revenue.

Financial Statement Presentation

This summary of significant accounting policies of MILLENNIUM CAPITAL VENTURES HOLDINGS, INC is presented to assist in understanding of the Company financial statements. The financial statements and notes are representation of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in the U.S. Dollars.

Organization and Business Operations

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2001,the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization and proposed fund raising. The Company's fiscal year end is December 31.

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

Earnings ( Loss) Per Share

Earnings ( loss) per share of common stock is computed based on 5,000,000 weighted average number of common shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through December 31, 2001.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of December 31, 2001.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value and the Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd. one June 2, 2000, pursuant to Rule 506 for an aggregate consideration of $ 500 in services. These shares were subsequently transferred on June 26, 2001 to Mr. Desmarais.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 3. INCOME TAXES

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

Name Age Positions and Offices Held

Bruno Desmarais 39 President, Secretary-Treasurer & Director

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

Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Mr. Bruno Desmarais has served as President, Chief Executive Officer, Secretary-Treasurer and a member of the Board of Directors of the Company since June 27, 2001. From 2001 to present, Mr. Desmarais has held the position of Vice President of Sales (Quebec) for the Guardian Group of Funds. From 2000 to 2001, Mr. Desmarais was Director of Sales for the Templeton Fund. From 1999 to 2000, Mr. Desmarais was Director of Sales for the Guardian Group of Funds. From 1998 to 1999 he was Financial Advisor at FNB. Previously Mr. Desmarais was a trader the Montreal securities exchange for 12 years. Mr. Desmarais received his B.A. in Finance from Montreal University in 1985 and his MBA from the Ecole des Hautes Etudes Commerciales (management school) in Montreal. He lectures on Canadian securities and on derivatives at the Montreal Institute of Derivatives.

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

ITEM 10. EXECUTIVE COMPENSATION.

No employment compensation has ever been paid or anticipated to be paid by the Company. The Company has no understandings or agreements, preliminary or otherwise, in regard to executive compensation. Its sole director and officer, Mr. Bruno Desmarais, does not receive any compensation for his duties. As of the date of this filing, the Company has no funds available to pay officers and directors.

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
Name and Address	Amount of Beneficial Ownership	Percentage of Class
Bruno Desmarais 9348 Basile Routhier Montreal, Quebec H2M 1T8 President, Sec/Treasurer, Sole Director	1,000,000	20%

Argonaut Management (1) Group Inc. 1530-9th Ave S.E. Calgary, Alberta T2G 0T7	425,000	8.5%
Buccaneer Recoveries Ltd. (2) 1530-9th Ave S.E. Calgary, Alberta T2G 0T7	400,000	8.0
Caribbean Overseas Investments Ltd. 25 Regent St. Belize City, Belize	300,000	6.0%
International Securities Group Inc. (3) 1530-9th Ave S.E. Calgary, Alberta T2G 0T7	350,000	7.0%
Ocean Exploration Ltd. 25 Regent St., Belize City, Belize	435,000	8.7%
Ultimate Destinations Inc. (5) 1530-9th Ave S.E. Calgary, Alberta T2G 0T7	350,000	7.0%
Renegade Recreational Products Ltd. (4) 1530-9th Ave S.E. Calgary, Alberta T2G 0T7	475,000	9.5%
Q-Technologies Ltd. 1832-19th Ave S.E. Calgary, Alberta T2T 0J6	480,000	9.6%
Bahamian Overseas Investment Fund Sociedad P.O. Box N8318 Nassau, Bahamas	400,000	8.0%
All Executive Officers and Directors as a Group	1,000,000	20.0%

(1) The beneficial owner of Argonaut Management Group Inc. is Jacqueline Danforth.

(2) The beneficial owner of Buccaneer Recoveries Ltd. is Ocean Exploration Ltd.

(3) The beneficial owner of International Securities Group Inc. is W. Scott Lawler.

(4) There are 20 beneficial owners of Renegade Recreational Products Inc. not all of whom are known to the Company. The major shareholder is Clifford L. Winsor.

(5) The beneficial owner of Ultimate Destinations Inc. is Larry Winsor and Caribbean Overseas Investments Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 2, 2000, the Company issued a total of 5,000,000 shares of its common stock in consideration of DotCom Internet Ventures Ltd. contributing toward the organizational expenses of the Company and for services rendered. At that time Mr. William Tay, was the President of the Company is the sole director, controlling shareholder and president of DotCom Internet Ventures Ltd.

Under Rule 405 promulgated under the Securities Act of 1933, Mr. Tay may have been deemed to be a promoter of the Company. Other than Mr. Desmarais, the Company's current President, sole director and major shareholder, no other persons are known to management that would be deemed to be promoters.

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

MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.

By: /s/ Bruno Desmarais

Bruno Desmarais

President, Chief Executive Officer,

Treasurer and Director

Date: March 30, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 30, 2002

/s/ Bruno Desmarais

Bruno Desmarais

President, Chief Executive

Officer, Treasurer and Sole Director