Form 10QSB
period 2002-03-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2002-05-14
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: MARCH 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-31457

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(Exact name of small business issuer as specified in its charter)
DELAWARE	23-3048444
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

6,000,000 shares of common stock, $0.0001 par value, as of May 10, 2002

Transitional Small Business Disclosure Format (check one): Yes___ No X

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2002 and 2001 and June 2, 2000 (Inception) to March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6
Notes to Unaudited Consolidated Financial Statements	7 to 9

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
Balance Sheet
	March 31, 2002	December 31, 2001
	Unaudited	Audited
ASSETS
Current Assets
Cash	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Income Taxes	$60	$60
Shareholders Loan	5,525	-
Total Current Liabilities	5,585	60

Total Liabilities	$5,585	$60

Shareholders' Equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 5,000,000 issued and outstanding	500	500

Accumulated deficit	(6,085)	(560)
Total Stockholders' Equity	(5,585)	(60)
Total Liabilities and Stockholders' Equity	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
Statement of Operations (Unaudited)
	Three months ended
	March 31, 2002	March 31, 2001

Income	$-	$-

	-	-
Expenses
Legal and accounting	5,525	-
Organizational Expenses	-	-

Total Expenses	$5,525	$-

Provision for income taxes	-	-

Net (Loss)	$(5,525)	$-

Net (Loss) per Common Share	$(0.0011)	$-

Weighted Average Number of Common Shares Used in Calculation	5,000,000	5,000,000

 The accompanying notes are an integral part of these unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(a Development Stage Company)
Statements of Cash Flows (Unaudited)

	Three months ended
	March 31, 2002	March 31, 2001
Cash From Operating Activities:
Net (Loss) from continuing operations	$(5,525)	$-

Changes in operating assets and liabilities:

Net Cash Flows From Operating Activities	(5,525)	-

Cash From Investing Activities:	-	-

Cash from financing activities:
Shareholder's loan	5,525	-

Net change in cash and cash equivalents	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

 The accompanying notes are an integral part of these unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
Statement of Shareholder's Equity
As at three months ended March 31, 2002

(Unaudited)

	Preferred Stock		Common Stock		Accumulated	Total Shareholders
	Shares	Amount	Shares	Amount	Deficit	Equity
At June 2, 2000	-	$-	5,000,000	$500	$-	$500
Net loss for the year 2000	-	-	-	-	$(530)	$530
Balance December 31, 2000	-	-	5,000,000	$500	$(530)	30
Net Loss for the year 2001	-	-	-	-	$(30)	$(30)
Balance December 31, 2001	-	-	5,000,000	$500	$(560)	$(60)
Net loss for the quarter	-	-	-	-	$(5,525)	$(5,525)
Balance, March 31, 2002	-	-	5,000,000	$500	$(6,085)	$(5,585)

 The accompanying notes are an integral part of these unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements
Three Month Period ended March 31, 2002
Unaudited

Note 1 - Summary of Significant Accounting Policies

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

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC. (the "Company") has been in the development stage since its formation on June 2, 2000. Planned principal operations have not commenced since then and the company has not generated any revenue.

Financial Statement Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding of the Company financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in the U.S. Dollars.

Organization and Business Operations

The Company was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2002, the Company had not commenced any formal business operations. Therefore, all the activities to date relate to the Company's organization, the seeking of a business combination and proposed fund raising. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

 Note 1 - Summary of Significant Accounting Policies - Continued

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

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through March 31, 2002.

Note 2. Stockholders' Equity

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of March 31, 2002.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value and the Company issued 5,000,000 shares of its common stock on June 2, 2000, pursuant to Rule 506 for an aggregate consideration of $500 in services.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

Note 3. Subsequent events

On April 9, 2002, the Company filed it's 2002 Employee Stock Option and Stock Award Plan on Form S-8. Under the terms of this plan, the maximum number of shares of the voting common stock of the Company, that may be optioned or awarded under this Plan is 1,000,000 shares. Pursuant to this Plan, 1,000,000 shares were issued to consultants of the Company in settlement of services rendered of $100,000.

On April 24, 2002, the Company entered into a Share Exchange and Purchase Agreement to acquire between 75% and 100% of the issued and outstanding shares of common stock of Guitron Corporation, a company incorporated under the laws of the Province of Quebec, Canada in exchange for 16,000,000 shares of the Company's common stock. The exchange is subject to shareholder approval and the Company being approved for trading on the OTC:BB within 90 days of the signing.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.

PLAN OF OPERATION

The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a corporation registered with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. At present, the Company has no funds with which to carry on its operations. All funds required to date have been provided to the Company by way of loans from its shareholders. Should the Company continue as a blank check company it will be required to have sufficient capital, estimated at $20,000 for the next twelve month period, which will be expended for legal, accounting and any costs related to identifying a business combination. The Company will be required to raise these funds either by further shareholder loans or by equity issuances.

Subsequent to the period covered by the financial statements included in this report, the Company has identified a potential business combination and entered into a Share Exchange and Purchase Agreement with Guitron Corporation. The agreement is subject to shareholder approval and the Company being listed for quotation on the OTC:BB on or before July 24, 2002, which date is 90 days from the signing of the Share Purchase and Exchange Agreement. Should this transaction be consummated then the operating business of the Company would be carried on in Guitron Corporation which would become a wholly owned subsidiary of the Company. Guitron Corporation will have funding requirements so that it may fulfill the objectives of its business plan, which is to develop and market innovative electronic musical instruments, starting with its patented and proprietary Guitron guitar line. Guitron will require funding of approximately $1,000,000. to finance its business plan. The funds will be used to finance the manufacture of products, advertising and marketing costs, and general and administrative costs. Guitron does not have sufficient funds to fulfill its funding requirements and therefore it is expected that the Company will sources the required capital by way of loans, equity issuances, bank debt or any other funding opportunities which may present themselves to the Company.

Should the business combination with Guitron be consummated then the Company may be required to fund further research and development on the Guitron technology. It cannot be anticipated at this time what research and development would be required or the cost of such research and development to the Company.

Also, should the business combination with Guitron be consummated then the Company can expect a significant change in the number of employees. Presently the Company has no employees. It cannot be anticipated at this time how many employees would be required to be added. Guitron presently has 3 employees and expects to add an additional 8 employees upon the completion of the acquisition of Guitron by the Company and the raising of the required financing.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

On May 9, 2002, four new directors were appointed to the Board of Directors of the Company, those being, Andre St. Arnaud, Nil Lapointe, Richard Duffy, and Ed Santelli.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits:

    Consent of Auditor, Stan Lee

    Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

Date: May 13, 2002

By:/s/ Bruno Desmarais
Name: Bruno Desmarais
Title: President, Chief Executive Officer, Treasurer and Director.