Form 10QSB
period 2002-06-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2002-08-15
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-31457

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(Exact name of small business issuer
as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-3048444 (IRS Employer dentification No.)

9348 Basile Routhier, Montreal, Quebec, CANADA. H2M 1T8
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

6,000,000 shares of common stock, $0.0001 par value, as of June 30, 2002

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month periods ended June 30, 2001 and 2002 and June 2, 2000 (Inception) to June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6
Notes to Unaudited Consolidated Financial Statements	7 to 9

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS	June 30, 2002 Unaudited	December 31, 2001 Audited
Current assets
Cash	$--	$--

Total Current Assets	--	--

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Shareholder's loan	6,451	--
Accrued income taxes	60	60

Total current liabilities	6,511	60

Total liabilities	$6,511	$60

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	--	--
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,000,000 issued and outstanding	100,500	500

Accumulated Deficit	(107,011)	(560)

Total stockholders' equity	(6,511)	(60)

Total liabilities and stockholders' equity	$--	$--

The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	Six months ended June 30, 2002	Six months ended June 30, 2001	June 2, 2000 (Inception) to June 30, 2002

Income	$--	$--	$--

Expenses

Legal and accounting	21,449	--	21,449
Consultancy fees	71,909	--	71,909
Organization expenses	--	--	500
Administrative expenses	13,093	--	13,093

Total Expenses	106,451	--	106,951

Provision for income taxes	--	--	60

Net Loss	$(106,451)	$--	$(107,011)

Net Income (Loss) per Common Share	$(0.02)	$--	$(0.02)

Weighted Average Number of Common Shares Used in Calculation	5,453,039	5,000,000	5,108,179

The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended June 30, 2002	Six months ended June 30, 2001	June 2, 2000 (Inception) to June 30, 2002
Cash from operating activities:
Net (loss) from continuing operations	$(106,451)	$--	$(7,011)
Issue of common stock for service	100,000	--	100,500
Changes in operating assets and liabilities:
Accrued income taxes	--	--	60
Net cash flows from operating activities	(6,451)	--	(6,451)

Cash from investing activities:	--	--	--

Cash from financing activities:
Shareholder's loan	6,451	--	6,451
	6,451	--	6,451

Net change in cash and cash equivalents	--	--	--
Cash at beginning of period	--	--	--
Cash at end of period	$--	$--	$--

The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
As at June 30, 2002
Unaudited

	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	--	--	5,000,000	$ 500	--	$ 500

Net loss for the year 2000	--	--	--	--	$ (530)	$ (530)
Balance, December 31, 2000	--	--	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	--	--	--	--	$ (30)	$ (30)

Balance, December 31, 2001	--	--	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services on April 9, 2002.	--	--	1,000,000	$ 100,000	--	$ 100,000

Net loss for the six months ended June 30, 2002	--	--	--	--	$ (106,451)	$ (106,451)

Balance, June 30, 2002	--	--	6,000,000	$ 100,500	$ (107,011)	$ (6,511)

 The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Month Period ended June 30, 2002
Unaudited

Note 1 - Summary of Significant Accounting Policies

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, since the Company's inception in June 2000, it has incurred losses and has not yet been successful in establishing any operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

In this regard, management is proposing to raise any necessary additional funds to meet its ongoing expenses through shareholder loans. There is no assurance that the Company will be successful in raising this additional capital or locating a viable merger candidate with profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Development Stage Company

MILLENNIUM CAPITAL VENTURES HOLDINGS, INC. (the "Company") has been in the development stage since its formation on June 2, 2000. Planned principal operations have not commenced since then and the Company has not generated any revenue.

Financial Statement Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding of the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in the U.S. Dollars.

Organization and Business Operations

The Company was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2002, the Company had not commenced any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is December 31.

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

(Loss) Per Share

(Loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

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

Note 2. Stockholders' Equity

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of June 30, 2002.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value and the Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd one June 2, 2000, pursuant to Rule 506 for an aggregate consideration of $ 500 in services. These shares were subsequently transferred on June 26, 2001 to Mr. Desmarais. Additionally, the Company issued 1,000,000 shares on April 9, 2002 valued at $0.10 each, with a total value of $100,000 in settlement of consultancy and administrative services. This issuance was approved by the Company's Board of Directors and deemed to be done at fair market value.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein.

PLAN OF OPERATIONS

The Company is considered to be a development stage Company as defined in the Statement of Financial Accounting Standards No. 7. There have been no operations since inception. The Company intends to continue to seek out the acquisition of assets, property or a business that may be beneficial to the Company and its shareholders, no assurances can be made that the Company will be successful in this activity.

The Company has no cash as of June 30, 2002. As the Company has yet to commence operations, it has not realized any revenues. For the six months ended June 30, 2002, the Company had a net loss of $106,451.

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

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable.

ITEM 2. CHANGES IN SECURITIES

On April 9, 2002, the Company issued 1,000,000 shares of its common stock to six (6) individuals that provided the Company with consulting, secretarial, legal, labor project evaluation and web site consultation and programming services. All of the shares issued were valued at $0.10 per share. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933. Originally, these shares were to be registered on a Registration Statement on Form S-8, which was filed with the SEC. Since then, the Company has determined not to issue the shares pursuant to the S-8. As a result, these shares are restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 24, 2002, the Company entered into a Share Exchange and Purchase Agreement to acquire between 75% and 100% of the issued and outstanding shares of common stock of Guitron Corporation, a company incorporated under the laws of the Province of Quebec, Canada in exchange for 16,000,000 shares of the Company's common stock. Prior to submission of the exchange for shareholder approval, the parties agreed to cancel the Share Exchange and Purchase Agreement. The parties have negotiated a Break-Up Agreement for this purpose, which is currently being circulated for circulation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification of the Company's President, CEO and acting CFO, Mr. Bruno Desmarais pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

Date: August 14, 2002

By:/s/ "Bruno Desmarais"
Name: Bruno Desmarais
Title: President, Chief Executive Officer, Treasurer and Director