Form 10QSB
period 2002-09-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2002-11-12
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 0-31457

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(Exact name of small business issuer
as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-3048444 (IRS Employer Identification No.)

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

6,000,000 shares of common stock, $0.0001 par value, as of November 5, 2002

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month periods ended September 30, 2002 and 2001 and June 2, 2000 (Inception) to September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	3
Statements of Operations	4
Statements of Cash Flows	5
Statements of Stockholders' Equity	6
Notes to Unaudited Consolidated Financial Statements	7 to 9

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS	September30, 2002 Unaudited	December 31, 2001 Audited
Current assets
Cash	$--	$--

Total Current Assets	--	--

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	7,336	--
Shareholder's loan	6,341	--
Accrued income taxes	60	60

Total current liabilities	13,737	60

Total liabilities	$13,737	$60

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	--	--
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,000,000 issued and outstanding	100,500	500

Accumulated Deficit	(114,237)	(560)

Total stockholders' equity	(13,737)	(60)

Total liabilities and stockholders' equity	$--	$--

  The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	June 2, 2000 (Inception) to September 30, 2002

Income	$--	$--	$--

Expenses

Legal and accounting	28,458	--	28,458
Consultancy fees	71,909	--	71,909
Organization expenses	--	--	500
Administrative expenses	13,310	--	13,310

Total Expenses	113,677	--	114,177

Provision for income taxes	--	--	60

Net Loss	$(113,677)	$--	$(114,237)

Net Income (Loss) per Common Share	$(0.02)	$--	$(0.02)

Weighted Average Number of Common Shares Used in Calculation	5,637,363	5,000,000	5,204,706

The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended September 30, 2002	Nine months ended September 30, 2001	June 2, 2000 (Inception) to September 30, 2002
Cash from operating activities:
Net (loss) from continuing operations	$(113,677)	$--	$(114,237)
Issue of common stock for service	100,000	--	100,500
Changes in operating assets and liabilities:
Accounts payable	7,336	--	--
Accrued income taxes	--	--	60
Net cash flows from operating activities	(6,341)	--	(13,677)

Cash from investing activities:	--	--	--

Cash from financing activities:
Shareholder's loan	6,341	--	13,677
	6,341	--	13,677

Net change in cash and cash equivalents	--	--	--
Cash at beginning of period	--	--	--
Cash at end of period	$--	$--	$--

 The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
As at nine months ended September 30, 2002
Unaudited

	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	--	--	5,000,000	$ 500	--	$ 500

Net loss for the year 2000	--	--	--	--	$ (530)	$ (530)
Balance, December 31, 2000	--	--	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	--	--	--	--	$ (30)	$ (30)

Balance, December 31, 2001	--	--	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services	--	--	1,000,000	$ 100,000	--	$ 100,000

Net loss for the nine months ended September 30, 2002	--	--	--	--	$ (113,677)	$ (113,677)

Balance, September 30, 2002	--	--	6,000,000	$ 100,500	$ (114,237)	$ (13,737)

 The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
Nine Month Period ended September 30, 2002
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

In this regard, management is proposing to raise any necessary additional funds through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties

Development Stage Company

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

Organization and Business Operations

The Company was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2002, the Company had not commenced any formal business operations. The Company has been seeking a viable business acquisition or merger candidate. Therefore, all the activities to date relate to the Company's organization and locating a business combination. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Note 1 - Summary of Significant Accounting Policies - Continued

reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the fact that the Company did not have any operations for the period from June 2, 2000 (inception) through December 31, 2001.

Note 2. Stockholders' Equity

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company has not issued any shares of its preferred stock as of September 30, 2002.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value and the Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd on June 2, 2000, pursuant to Rule 506 for an aggregate consideration of $500 in services. These shares were subsequently transferred on June 26, 2001 to Mr. Desmarais. Additionally, the Company issued 1,000,000 shares on April 9, 2002 valued at $0.10 each, with a total value of $100,000 in settlement of consultancy and administrative services.

C. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

Note 3 - Subsequent Events

As of November 1, 2002, the Company acquired all of the issued and outstanding shares of Mada Multimedia Inc. ("Mada"), a corporation organized under the laws of the Province of Quebec. Mada is a company specializing in the conception, production and marketing of multimedia application in the financial education sector. It also offers training courses and simulations in the stock trading sector. Mada is currently projecting it will achieve sales in Canada, the United States and Europe during the next twelve months. In connection with the acquisition, the Company's largest shareholder, Bruno Desmarais, gave Mada's sole shareholder, Mario Drolet, the option to purchase 2,000,000 of the shares of the Company owned by Mr. Desmarais for $350,000. The Company purchased Mada for $1,000.

8 and 9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following should be read in conjunction with the information contained in the financial statements of Millennium Capital Venture Holdings, Inc. (the "Company") and the notes thereto appearing elsewhere herein.

REPORT OF MANAGEMENT'S RESPONSISBILITY

The Company's sole executive officer, Mr. Bruno Desmarais, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Desmarais. Mr. Desmarais has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, Mr. Desmarais has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures. The Company felt that this was not necessary in light of the fact that its operations have been limited to locating an acquisition candidate. The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

PLAN OF OPERATION

The Company is considered to be a development stage company as defined in the Statement of Financial Accounting Standards No. 7. The Company currently does not have any cash or any other assets. To date, the Company's very limited operations have been funded by shareholder's loans, stock issuances for services and accounts payable. The Company's operations are limited to locating and closing on an acquisition of a suitable business or merger candidate. The Company does not have any employees, has limited short-term debt and no long-term debt. The Company believes that it will be able to obtain additional shareholder loans so that it can continue these operations for the next twelve months. The Company has no plans to hire any employees during the next twelve months, except to the extent that there are employees of any business or merger candidate that the Company successfully acquires during that time. Since inception the Company has reviewed a number of potential acquisitions but as of September 30, 2002 the Company had not effected an acquisition.

Subsequent to the end of the period presented in this quarterly report, the Company acquired all of the issued and outstanding shares of Mada Multimedia Inc., a Quebec corporation ("Mada"). Mada is in the business of designing, producing and marketing multimedia applications in the financial education sector. Mada also offers training courses and simulations in the stock trading sector. Mada is currently projecting it will achieve sales in Canada, the United States and Europe during the next twelve months. In connection with the acquisition, the Company's largest shareholder, and its President and member of the Board of Directors, Mr. Bruno Desmarais, granted Mada's sole shareholder, Mario Drolet, an option to purchase 2,000,000 of the shares of the Company owned by Mr. Desmarais for $350,000. Pursuant to the Share Purchase Agreement, which was closed as of October 30, 2002, Mr. Drolet may appoint two individuals to the Company's Board of Directors. As of the date of this filing, Mr. Drolet has not made either of such appointments. The Company purchased Mada for $1,000.

The Company is undertaking an audit of the financial statements of Mada and will file such audited statements and pro forma statements showing the effects of the acquisition of Mada in a Form 8-K within sixty days (60).

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to April 9, 2002, when the Corporation issued an aggregate of 1 million shares of its common stock to a total of 8 consultants for services rendered, the Corporation had only one shareholder. Therefore, all actions that would normally be acted upon at an annual meeting of shareholders for the last fiscal year have been approved by unanimous written consent pursuant to Delaware State law.

On April 1, 2002, the Corporation's sole shareholder approved the following actions.

    Appointment of Bruno Desmarais as a member of the Board of Directors of the Corporation; and

    Appointment of Stan Lee as the Corporation's independent auditor for the upcoming fiscal year and authorization of the Board of Directors to set his remuneration.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

Date: November 8, 2002

By: /s/ Bruno Desmarais
Name: Bruno Desmarais
Title: President, Chief Executive Officer, Treasurer and Director.

SECTION 302 CERTIFICATIONS

I, Bruno Desmarais, certify that:

1. I have reviewed this quarterly report of Millennium Capital Venture Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

-designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which the quarterly report is being prepared;

-evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

-presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

-all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

-Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002	By: /s/ Bruno Desmarais Name: Bruno Desmarais Title: President (Principal Executive Officer and Principal Accounting Officer)

___________________________

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Millennium Capital Venture Holdings, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Bruno Desmarais, President, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date: November 8, 2002	By: /s/ Bruno Desmarais Name: Bruno Desmarais Title: President (Principal Executive Officer)