Form 10KSB
period 2002-12-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2003-04-15
CIK 1119689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002.

_ TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission file number: 0-31457

MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.
(Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	23-3048444 (I.R.S. Employer Identification No.)

9348 Basile Routhier
MONTREAL, QUEBEC, CANADA H2M 1T8
Telephone: (514) 730-0555
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

$92,500 There presently is no public market for the Registrant's common equity. The aggregate market value provided is based on the last price at which the Company sold its shares.

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

_____Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,850,000 as of April 14, 2003.

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

ITEM 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On June 2, 2000, Millennium Capital Venture Holdings Inc. was incorporated under the laws of the State of Delaware. Pursuant to its Certificate of Incorporation, the Company is authorized to issue 100,000,000 shares of Common Stock at $.0001 par value and 20,000,000 shares of Preferred Stock at $.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. The Preferred Stock may be divided into Series or Classes by the management of the Company upon the approval of a majority vote of the Directors of the Company.

On June 26, 2001, the sole shareholder of the Company sold its shares to Bruno Desmarais, who thus became the sole shareholder, officer and director of the Company. Mr. Desmarais commenced looking for an acquisition candidate for the Company. In order to raise capital for the Company's ongoing needs for accounting services, legal representation and auditing, the Company conducted a private placement under Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. Under such offering, the Company sold 850,000 shares and realized total proceeds of $42,500 from such sales.

In May 2002, Millennium appointed 4 additional members to its Board of Directors, two of whom shortly thereafter resigned.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13 (a) of the Securities Exchange Act of 1934 (the "Exchange Act"), including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

The Company's principal executive office is currently located at 9348 Basile Routhier, Montreal, Quebec, Canada H2M 1T8. The telephone number is 514-730-0555.

General Business Plan

The Company's was formed to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation.

Subsequent to the end of the period presented in this annual report, the Company acquired all of the issued and outstanding shares of Mada Multimedia Inc., a Quebec corporation ("Mada"). Mada is in the business of designing, producing and marketing multimedia applications in the financial education sector. Mada also offers training courses and simulations in the stock trading sector. Mada is currently projecting it will achieve sales in Canada, the United States and Europe during the next twelve months. In connection with the acquisition, the Company's largest shareholder, and its President and member of the Board of Directors, Mr. Bruno Desmarais, granted Mada's sole shareholder, Mario Drolet, an option to purchase 2,000,000 of the shares of the Company owned by Mr. Desmarais for $350,000. Pursuant to the Share Purchase Agreement, Mr. Drolet may appoint two individuals to the Company's Board of Directors. As of the date of this filing, Mr. Drolet has not made either of such appointments. The Company purchased Mada for $1,000.

The Company conducted a small offering during the first quarter of 2003 and the funds will be used for ongoing operations of the Company.

Millennium's Business

Millennium's business operations are currently conducted through its wholly-owned subsidiary, Mada. Millennium was specifically formed for the purpose of acquiring and holding an operating company.

Since its inception on December 11, 1997, Mada has focused on training of stock-trading personnel. Moreover, through its President, Mario Drolet, MADA distributed several courses in the financial sector   :

  Courses on by-products (Canadian Securities Institute)

  Initiation courses (Association of Independent Traders of Montreal)

  Courses A1 and A3 (Montreal Stock-Exchange)

  Private courses:

-Become a Floor-Trader (Montreal Stock Exchange)

-Become a Day-Trader

5) Courses: Market Maker ("Association coopérative de traders et investisseurs financiers").

In the course of the year 2001, Mada developed a multimedia application for stock-trading simulations: "Passion boursière / Market Mania", an educational tool which Mada plans to commercialize during the year 2003.

MADA's mission has two sectors:

1) To develop the activities in the production of multimedia applications sector. One of Mada's priorities isthe marketing of its educational game tool: "Passion boursière/Market Mania" Version 1 and the production of "Passion boursière/Market Mania" Version 2.

2) To consolidate its activities in the financial sector by developing multimedia applications for financial training (securities industry).

Mada's main objectives for year 2003 are:

1) To sell 11,200 CD-ROMs 1 and 5,100 CD-ROMs 2 on the Canadian market

2) To sell 52,500 CD-ROMs 1 and 22,400 CD-ROMs 2 on the American market

3) To sell 50,500 CD-ROMs 1 and 22,400 CD-ROMs 2 on the European market

4) To promote its products and services

5) To find financing in the amount of approximately $1,000,000 US, in order to:

-commercialize "Passion boursière / Market Mania" (version 1) in Canada, the United States and in Europe

-begin the research and development of Versions 2 and 3 of "Passion boursière / Market Mania"

-produce and commercialize Versions 2 and 3 of "Passion boursière / Market Mania".

6) To develop multimedia tools in financial education for our corporate customers. (We are developing at present an interactive questionnaire game for the Quebec Securities Commission)

7) To optimize the Company's Internet Site

Description of Products And Services

"Passion boursière / Market Mania" is a unique concept. Conceived on CD-ROM support, it is used as an educational tool combining financial education and stock-trading simulations. The educational aspect introduces participants to the stock-trading mechanisms, the actors, certain determining events, and the various types of analyses, to then introduce the customer to trading by way of simulations. The participant is therefore called upon to trade securities on known stock-exchanges. Simulations are based on the reality of the world of electronic trading systems. This interactive multimedia tool allows the participants to learn about the wonderful and passionate world of stock-trading. During the game, the players will be able to trade products such as commodities, currencies and shares.

"Passion boursière / Market Mania" is a CD-ROM conceived for computers compatible with PCs. It combines video, sound, colour, animation and drawing. It introduces the participants to stock trading and has them live it, having a simulation which permits participants to become a true professional negotiator, with a portfolio of $500,000. The game allows in a sort of way, to recreate the feverish atmosphere of an electronic negotiation system, and to participate actively in transactions. The CD-ROM contains 18 simulations of stock-trading games. Furthermore, the participants will be able, after the purchase of the CD-ROM, to download monthly a new simulation from our Internet Site.

MADA will also offer a 1-800 line in order to offer its clientele the best possible after-sales service. This service will be assumed by GPI Communications (our duplication/packaging and shipping sub-contractor).

Production

The production of a multimedia application can be broken-down into 4 phases, namely pre-production, production, post-production and duplication/packaging.

The pre-production phase is where the general parameters of the project are defined, namely, the contest sources and the principal characteristics of the project: the logic of the progress of the production, the visual aspect of the interface, the type of data to be integrated, etc... The result of this stage is in fact comparable to a guiding plan (blueprint) which leads to the creation of a prototype.

The Production phase is where the interactive program will be conceived, according to the prototype specifications. This phase includes 2 main stages, namely the preparation of data and the programming. During the preparation of data, all of the information has to be created: sound recording, composition of the text, video images and photos, creation of illustrations and computer generated animation and the conversion, digitalization and compression of the contents into a common format.

The post-production phase consists of organizing the video, the graphs, the text and the animation to create a presentation. The pictorial presentation is assembled, the soundtracks are added to the visuals and the interactive program is completely developed. At the end of this stage, we obtain the Beta 2 Version (the master copy).

The duplication and packaging phase is the last phase before the product is commercialized. From the master copies, we proceed with the duplication of video cassettes and CD-ROMs. Finally, this last phase also consists in planning the packaging of the product. It is to be noted that part of the work will be done by MADA Multimedia; however, the majority of the work connected with the production stage will be done by sub-contractors.

Future Products and Services

If the reception of "Passion boursière / Market Mania" is favourable, the Company plans to develop Version 2 of the game, during the year 2003. The Company will also offer its services as producer in order to develop multimedia applications in the financial training sector. These applications will be adapted to the needs of corporate customers. MADA Multimedia is presently developing an interactive questionnaire game for use by the Quebec Securities Commission.

Importance of the Sector

The multimedia interactive game industry is in full effervescence. The last report on the interactive game industry published by CESAM estimates that the industrial world segment to be at $16 billion US. The poles of development of the video game industry are situated mainly in the United States, in Japan and in certain countries of Western Europe. On the other hand, the American market is considered as the world's locomotive for this sector. 40% to 50% of the income of many American firms is derived from abroad and these firms consider these markets to be the most promising for future growth. The globalization of the entertainment software industry progresses as the international markets become more and more significant. We note that in 1998, in the United States, the interactive game industry directly employed 90,000 people and had an annual employment growth rate of 26%.

The industry therefore, literally has wind in its sails. According to the Interactive Digital Software Association (IDSA), the worldwide sales of video games and their platforms have passed from 181 million units in 1998 to 215 million in 1999, namely, a progress of 19%. In 2000, the units sold were calculated at 219 million. The value of these sales was estimated at $6.1 billion US. The IDSA foresees that the value of these sales could, in the near future, reach $10 billion US. This figure includes the retail sales of game consoles (Sega, PlayStation, Nintendo), their software packages, various accessories and portable games. We note that, in the United States, about 45 million homes own a game console.

The experts affirm that the worldwide sales for the sector of entertainment software packages will continue to grow steadily. As an example, IDG Games Media Group, a research firm, foresees that these sales could exceed $41 billion US in 2002.

Segmentation of Key Products

There is a demand for a good many products on the current market of interactive video games. They are generally classified in three categories:

Games on the Internet which include video games supporting multi-players by way of the Internet obtained on CD-ROMs or by downloading complete games off the Internet (Internet version of family games, televised games and crossword puzzles). This market made $126 million US in 1998. In the United States, the number of players on the Internet doubled in one year, and today reaches 3.7 million people.

Games on Consoles, which can be split into two categories: the consoles of 8 and 16 bits which represent 23.5 million players and those of 32 and 64 bits, which represent 21.4 million players. It is to be noted, that 44.9 million American families owned a console in 1998. This segment is, without a doubt, the most important of the industry, because 70% of games are sold for consoles and portables.

Games on Personal Computers (PC and Mac) represent 30% of the interactive game market. These types of games are rapidly growing because it is advantageous to the computerization of North American homes. About 50% of American homes own a personal computer and 72% of the users use their PC to play games.

There are also various types of video games on the market. The sales distribution of these games varies according to the platforms.

Games sold for PC platforms are divided as follows: games of strategy (21.8%), sports games (14.5%), simulation games (13.4%), adventure/character games (12.1%), action games (11.4%), "Family Entertainment" games (10.0%), games for children (8.7%), "Bundle" games (4.1%), arcade games (3.8%) and others (0.1%).

Games sold for consoles are divided up differently: action games (31%), racing games (17.1%), sports games (16.6%), combat games (11.2%), "Shooter" games (1.7%), simulation games (1.7%) and others (1%).

Segmentation of the key markets

There are two types of players who consume interactive video games: the intensive player type "Core Gamers" and the occasional player type "Casual Gamers", who represent a vast market, grouping together adults, families, children and young girls. Unlike "Core Gamers", "Casual Gamers" are not inclined to pay a considerable amount to enjoy themselves.

The clientele for video games is very segmented, in much the same way as game categories. The clientele comprised of children and pre-adolescents represents the most important group for educational products. Teenagers from 14 to 18 years represent the main group for consoles. Young adults from 19 to 30 years still appreciate consoles, while also being interested in computers. Finally, adults from 31 years and more prefer computer games. The majority of players on personal computers are therefore adults, whereas, the larger majority of console users (70%) are less than 20 years old.

Traditionally, games were conceived for a "male" public, however, we are recently witnessing the emergence of products made for the "female" public, who constituted, in 2000, 43% of the market, and this, as much as for children and teenagers, as for adults.

As for the geographical segmentation, the American market represented 41% of the copies of video games sold worldwide, Japan 27% and Europe 24%.

Profile of the Sector

The Quebec industry of multimedia is comprised of more than 275 companies (working directly in the multimedia sector) and employs about 3,500 people. On the other hand, it is estimated that 785 companies are connected in some way to multimedia, employing 7,000 people. The annual average growth of the industry's income is 25%. The video game software industry constitutes a young and particular segment of the general industry of multimedia, a segment of which the boundaries are in constant evolution. This is why it is very difficult to come up with the exact figures for the number of companies operating in the video game sector in Quebec and in Canada. Quebec alone counts nearly thirty companies whose revenues are derived strictly from computer games. Out of this number, less than a dozen develop games or educational software packages; the rest specialize in the development of "Middlewear", which facilitate the work of game designers. Finally, the size of the video game sector is estimated to be between 10% and 15% of the total of the multimedia industry. These companies are positioned on all the consequential chains of this industry, the development, up to marketing. We note also that, contrary to the whole of the multimedia industry, the video game sector is capable of generating durable property rights and of exporting almost the totality of its productions on exterior markets.

At the distribution level, marketing and traditional direct sales are very common methods of distributing multimedia products. Since 1995, the most spectacular change was the adoption of "on-line" marketing and distribution. In 1999, most of the multimedia firms used three main methods of distribution: marketing and traditional direct sales (66%), distribution in the retail market (27%) and "on-line" marketing and distribution (71%). Finally, at the retail level, multimedia products were sold through several point of sales. According to a study which analyzes the percentage of the total income resulting from each of the point of sales used by multimedia firms in Canada, the majority of firms made more than 50% of their revenues from distributors and wholesalers (57%), retail dealers of electronic supplies (22%), record dealers (9%) and other point of sales (85%), (9%) of which is by direct sales, (7%) by distributors of educational material, (5%) by on-line sales and (2%) by computer software stores.

Tendencies of the Sector

The demand for multimedia video games follows at present a profile of fast worldwide evolution. This progression should be maintained for some years still. The inspiration is connected to various factors, such as technological innovations (CD-ROMs, 64 bits consoles, 3D virtual imaging), the spread of computers, the explosion of titles, the rationalization of the distribution, the increase of the targeted public towards adult users, and the increase in the general interest for video games. Take, as an example, the results of the last surveys published in the 1999 annual report of Interactive Digital Software Association, where one learns that entertainment software represents the application which runs the most on personal computers (23.5%). Therefore, games surpass, in popularity, word-processing software (15.7%), e-mails (15.1%) and even browsers (10.3%). We also learn that for two years, video games aroused more interest than television, cinema and reading. Finally, according to a study done in 2000 by Peter D. Hart Research Associates, 60% of Americans over 6 years old play video games. This portion represents 145 million Americans.

Video games sales are also influenced by the commercialization of households. We can note a strong growth in the homes of North Americans, who either own or intend to purchase, a personal computer. According to the last studies published by CEFRIO, 42% of American households owned a computer in 1998, 37% in Quebec and 45% in Canada. By the year 2000, the experts foresee that 50% of North American homes will have one or several personal computers. Because most new computers are equipped with a CD-ROM drive, the interest for games on CD-ROM support can only increase. As the prices for CD-ROMs are on the decline, due in large part by the explosion of titles, more people are now able to purchase this kind of technology.

Finally, according to the market study reports of CESAM and the NAD Centre, the most promising markets for Quebec are those of games for PCs and MACs intended for the occasional players. The entertainment domain, which groups together the entertainment industry segment, is the domain which monopolizes at present the largest part of the new media market. Entertainment is the domain of application where one finds, for the moment, the best return for their investment.

Marketing Strategy

Games: For the first fiscal year (April 2003 to February 2004). MADA Multimedia's objective is to sell approximately 100,000 units of its CD-ROM 1 in Canada, the United States and Europe. The Company has also fixed an objective to sell 49,900 units of its CD-ROM 2 in the same markets. These total sales are estimated at $1,750,000.

For the second fiscal year (March 2004 to February 2005), MADA Multimedia's objective is to sell 22,000 units of its CD-ROM 1 in Canada, the United States and Europe. The Company has also fixed an objective to sell 115,500 units of its CD-ROM 2 on these same markets. Finally, the Company estimates the sales of its CD-ROM 3 at 49,900 units on the Canadian, American and European markets. These total sales are estimated at $3,000,000

Corporate Mandates: The Company has an objective to pick-up on average 5 corporate mandates (financial industry: banks, brokerage firms, stock markets, associations, etc.) per year over the next 2 years. These mandates are estimated on average at $30,000 and we aim to develop multimedia applications for customers (Web Site, CD-ROM, Interactive terminal). For this sector of activity, sales targets are therefore $160,000 for 2003 and $160,000 for 2004. These sales will generate gross profits between 15% and 20% per mandate.

Special Sponsors : Parallel to these sales projections, MADA Multimedia is negotiating at present with a sponsor with the "Caisse de Dépôt et Placement du Québec." This sponsor will allow the Company to distribute 100,000 units of its CD-ROM "Passion boursière / Market Mania" Version 1 (adapted version) to the young population of Quebec through the "programme de sensibilisation et d'information sur les valeurs mobilières." The program is administered by the Ministry of Education of Quebec, the Canadian Securities Institute and the Quebec Securities Commission.

Targeted Markets

The market targeted for "Passion boursière / Market Mania" is comprised of three main segments: the general public, the educational sector and the institutions connected in some way to the finance environment. Our first market segment, the general public, consists generally of "Casual Gamers", who own a computer with a CD-ROM. The targeted customers are, for the most part, adults (30-65 years) who have an interest in the stock-trading and investment environments.

The second segment is the education sector. Most secondary schools offer introductory courses in business and most colleges and universities have training programs in finance, economy or business in general. In Canada, the last report from the Council of Ministers of Education, counted 135 universities, 277 schools and 3,603 secondary schools. As for the United States, the Ministry of Education counted 35,269 secondary schools, 4,009 colleges and 2,385 universities. Management believes that the CD-ROM "Passion boursière / Market Mania" will interest pupils and professors, who will find in it an educational and entertaining complement in the theoretical courses.

The last market segment consists of the group of stock traders and institutions connected to the financial sector in North America. Internet search engines include several lists of institutions connected to the finance sector. For example, Yahoo has identified more than 23 Canadian banks, 253 American banks and more than 39,996 consulting firms working in the finance sector in North America. Furthermore, the Stock Exchanges Worldwide Links count 5 Canadian stock exchanges and 12 American. Several consulting firms connected to the financial sector, as well as certain brokerage firms, showed their interest to purchase copies of the game, in order to offer them to their clients.

On the geographical plan, we have as an objective, to pierce, at first the Quebec and Canadian markets, before turning towards the American market. It should be noted that the East Coast states and California are priority markets for MADA Multimedia. Western Europe is also a market potentially attractive for "Passion boursière / Market Mania".

Description of our main competitors

Following an evaluation of the products of about thirty Quebec companies working in the multimedia video game sector, we noticed that not one among them produced simulation educational stock-trading games, such as "Passion boursière / Market Mania". On the other hand, we listed, on Yahoo!, about thirty stock-trading simulation games. Most of these listed were conceived by American firms and are on-line versions.

Strategy for the Establishment of Price

MADA Multimedia will opt for a price strategy of "market penetration". This strategy aims to appropriate market shares by offering products at prices which are slightly under the average market prices. According to a small inquiry which we made with distributors and retailers, the retail price for a video game on PC support (CD-ROM) varies between $50.00 and $75.00 per unit (for a novelty). "Passion boursière / Market Mania" Version 1 will be sold in a box in its CD-ROM version for $20.00 Canadian, or $14.00 US plus shipping and handling. However, Version 2 will be sold for $40.00 Canadian or $26.00 US plus shipping and handling. At the beginning, the game will be sold directly by MADA Multimedia on its Web Site and by its industrial agents. From the moment the game will be sold through various retail sale circuits, we will raise its price by taking into account, at the same time, production and distribution costs. Our intention is to have an affordable product of high quality and a healthy profit margin. Finally, MADA Multimedia's customers will also be able to procure the on-line version of the game.

Promotion Strategy

MADA Multimedia will four (4) several promotional tools to make known "Passion boursière / Market Mania" to its targeted clientele.

1. Internet : Our e-marketing strategy will rest on three major elements : the Company's Web Site, the advertising investment for the Internet and our targeted clientele's requests by e-mail.

- MADA Multimedia's Web Site: The development and preservation of a visibility on the Internet is without a doubt a priority in our marketing strategy. The development of a Web Site will allow the Company to promote its products and services, while offering its clientele relevant information which is constantly updated by our personnel. We produced the construction of our Web Site (to optimize), where one finds various types of information: description of the Company, products and services, personnel and contacts, free downloadable demos, list of relevant links to the financial sector, multimedia and video games. We shall also see to the installation of an e-trade link (application of the I-WEB Group) to allow our clientele to order and purchase "on-line" "Passion boursière / Market Mania". Finally, the Company will endeavour to list its Web Site on the main search engines or on the reference sites. This method will allow us to increase our Site's visibility.

1) Investment and Advertising Agreements on the Web: MADA Multimedia will purchase advertising space on the Web Sites which are frequented by our targeted clientele. We shall grant priority to certain search engines and to the relevant portals. MADA Multimedia will also target reference sites in the business and finance sectors: such as Webfin. We underline that MADA Multimedia has concluded an agreement with the a firm who specializes in the placement of investment advertising on the Internet, in order to establish an alliance which will allow us to promote our products on the large virtual canvas (Canada, the United States and Europe). The Company will also proceed with the exchange of tiles (links) with the Web Sites of various organizations working in the financial and stock-trading sectors: the main stock market sites worldwide, brokerage firms, banks and consulting firms.

- Direct Solicitation on the Internet : MADA Multimedia also intends to seek its targeted clientele for its product "Passion boursière/Market Mania", by e-mail (prospecting letters and advertising documents).

In conclusion, we wish to underline that 74% of Canadian multimedia producers promote their products through the Internet. This is explained by the strong penetration of the Internet on the Canadian market, as much for personnel, as for commercial ends. According to the last report of Internet Planner 2000 by the firm AC Nielsen, in October, 1999, 49% of Canadians 12 years and over, were on-line.

2. Promotion by Shareware: In order to increase the visibility of the game, MADA Multimedia would be interested in distributing for free, or for a very low price, and as a CD-ROM, a partial version (a demo) of "Passion boursière/Market Mania". This strategy would allow the players to try the game and to order the complete boxed version afterwards. MADA Multimedia is presently in negotiations with various financial magazines with a view to concluding an agreement which will provide us with mixed distribution. This would allow MADA Multimedia to distribute, on an occasional basis, a certain number of demos attached to the magazines. This would allow us to rapidly join a targeted clientele.

3. Promotion and Electronic Media: MADA Multimedia is presently negotiating with the producers of financial news radio show for the right to promote "Passion boursière / Market Mania" during its broadcast.

4. Fairs and Events: MADA Multimedia also intends to participate in several trade fairs connected to the financial sector or to that of video games. We shall target events in Canada (Quebec, Ontario and British Columbia) and in the United States (the East Coast states and California), which will interest our clientele and cover our targeted markets. Participation in these events will allow us to present "Passion boursière / Market Mania", to wrap-up business connections, to study the market advantageously, to learn more about our competitors and their products, and, naturally, to realize sales.

Distribution/Commercialization Strategy

There are several applicable distribution strategies in the marketing of "Passion boursière / Market Mania". MADA Multimedia will opt for a mixed distribution strategy, because some of these strategies are supplementary. This will allow us to better penetrate our targeted market.

Firstly, the Company, itself, will assume the electronic distribution of "Passion boursière / Market Mania" by way of its Web site. The customers will be able to access freely a partial version of the game (a demo). This will allow the players to try out the product, to get a taste for it and hopefully afterwards want to buy the complete version. An option to buy will be proposed to potential buyers. The customers will be able to order the "box" version of the game, which will be delivered to them by mail.

This distribution strategy will allow MADA Multimedia to short-circuit the classical distribution chain and quickly and directly reach our customers by promoting the product and delivering it to the customer directly. By suppressing the intermediaries (distributors, wholesalers and retail dealers), our margin of profit as developer and producer are expedted to increase. Finally, on-line distribution should allow us to develop forums and communities for players, the sharing of craftiness, to test novelties to come, and to gather opinions from the players on our Web Site.

Secondly (or parallel with the first strategy), according to the interest of players and therefore to widen the point of sales, MADA Multimedia will look to the possibility of collaborating with distributors/wholesalers based on our potential markets (Canada, the United States and Europe). This will allow us a quicker access to a larger number of retailers (retail dealers). Furthermore, with a view to a rise in the demand for "Passion boursière / Market Mania", a partner/distributor will offer us the possibility of decreasing our operational costs by taking advantage of its marketing capacities, inventory control and delivery of products. The classical distribution system is very suspicious towards new products. It is often necessary, as a publisher, to demonstrate that our product possesses a real sales potential for a mass market. The main distributors do not want to be at risk; they only distribute products in strong demand. Certain retailers do not accept to sell software packages which are not distributed or recommended by the large distributors. MADA Multimedia is aware that it is necessary at first to generate a desire and a demand before arriving at selling a large quantity of the game through a classical distribution network.

Finally, MADA Multimedia is developing non-traditional point of sales. We are trying to establish a point of sales with the department of finance at Concordia University and "l'École des sciences de la gestion de l'UQAM" (MBA level), to sell "Passion boursière / Market Mania" through a co-op of students.

Patents

The Company owns no patents and no Internet domain names. Is this still true with the acquisition of MADA

Employees

The Company has no full-time or part-time employees. Mr. Desmarais, the sole officer of the Company, has agreed to allocate a nominal portion of his time to the activities of the Company without compensation. Is this still true with the acquisition of Mada??

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is currently no public market for the Company's securities. The Company intends to file a registration statement with the Securities and Exchange Commission (the "SEC") on Form SB-2 to register certain of its issued and outstanding shares. Following such registration statement being deemed effective by the SEC, the Company will file an application with the National Association of Securities Dealers requesting approval of quotation of its securities on the OTC/BB. The Company intends to file the SB-2 Registration Statement during April 2003.

There are currently 46 stockholders of the Company's outstanding common stock.

Since the Company's date of inception on June 2, 2000, the Company has sold securities which were not registered under the Securities Act of 1933, as follows:

NUMBER OF DATE NAME SHARES CONSIDERATION -

Date Name Shares Consideration

June 2, 2000 DotCom Internet Ventures Ltd. (1) 5,000,000 $500.00

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

In April 2002, the Company issued 1,000,000 shares of its common stock to eight (8) consultants that provided actual services to the Company, which were valued at $0.10 per share. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission thereunder. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

In January 2003, in order to raise capital for the Company's ongoing needs for accounting services, legal representation and auditing, the Company conducted a private placement of its securities. Under such offering, the Company sold 850,000 shares of common stock and realized total proceeds of $42,500 from such sales. The shares were sold to family members, business associates, close friends of the Company's officers and directors. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission thereunder. No commissions or finders fees were paid by the Company in connection with the sale of these shares.

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

Results of Operations - June 2, 2000 (Inception) through December 31, 2002. The Company had entered into an agreement with DotCom Internet Ventures Ltd., who was at that time a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement was to continue until such time as the Company had effected a business combination. DotCom Internet Ventures Ltd. had agreed to pay all expenses of the Company until such time as a business combination was effected, without repayment. William Tay, the sole officer and director of the Company and the sole officer and director of DotCom Internet Ventures Ltd., resigned on June 26, 2001. At that time the Company was in negotiation to acquire a target company, Hub Corporation. Mr. Bruno Desmarais, who was appointed as sole officer and director of the Company on June 27, 2001 was negotiating the transaction with Hub. Mr. Tay sold his share position to Mr. Desmarais and the contract with DotCom International Ventures Ltd. was cancelled. The Company was unable to conclude a transaction with Hub Corporation and continued the review potential candidates for a business combination. Subsequent to the year ended 2002, the Company has negotiated a business combination with Mada Multimedia Inc.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

The Company has 6,850,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. As at December 31, 2002, the Company had $-0- in cash and $-0 as at December 31, 2001. Mr. Desmarais, the sole director and officer of the Company has agreed to lend the Company funds for operations and on April 9, 2002, the Company issued 1,000,000 shares valued at $0.10 each for a total value of $100,000 in settlement of consultancy and administrative services. In January 2003, the Company raised $42,500 by way of the private placement of 850,000 shares of its common stock to family, business associates and close friends of the Company's officers and directors.

ITEM 7. FINANCIAL STATEMENTS.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

FINANCIAL STATEMENTS
AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Shareholders of
Millennium Capital Venture Holdings Inc.
(A Development Stage Company)

We have audited the balance sheets of Millennium Capital Holdings Inc. (A Development Stage Company) as at December 31, 2002 and the statements of operations and shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on my audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and the results of its operations and cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As outlined in Note 1 to the consolidated financial statements, the Company has no established source of revenue and has not commenced any commercial operations. This raises substantial doubt that its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 2001 and for the year then ended were audited by other auditors, who expressed an opinion without reservation on the statements in their report dated January 30, 2002.

Calgary, Canada April 12, 2003	/s/ Grant Thornton LLC Grant Thornton LLC Chartered Accountants

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
BALANCE SHEET

ASSETS	December 31, 2002	December 31, 2001
Current assets
Cash	$--	$--

Total Current Assets	--	--

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	63	--
Accounts payable	13,821	--
Shareholder's loan	7,010	--
Accrued income taxes	90	60

Total current liabilities	20,984	60

Total liabilities	$20,984	$60

Stockholders' deficit
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	--	--
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,000,000 issued and outstanding	100,500	500

Accumulated Deficit	(121,484)	(560)

Total stockholders' deficit	(20,984)	(60)

Total liabilities and stockholders' deficit	$--	$--

  The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Year to December 31, 2002	Year to December 31, 2001	June 2, 2000 (Inception) to December 31, 2002

Income	$--	$--	$--

Expenses

Legal and accounting	34,439	--	34,439
Consultancy fees	71,909	--	71,909
Organization expenses	--	--	500
Administrative expenses	14,546	--	14,546

Total Expenses	120,894	--	121,394

Provision for income taxes	30	30	90

Net Loss	$(120,924)	$(30)	$(121,484)

Net Income (Loss) per Common Share	$(0.021)	$(0.0001)	$(0.023)

Weighted Average Number of Common Shares Used in Calculation	5,728,767	5,000,000	5,282,378

The accompanying notes are an integral part of the financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Year to December 31, 2002	Year to December 31, 2001	June 2, 2000 (Inception) to December 31, 2002
Cash from operating activities:
Net (loss) from continuing operations	$(120,924)	$(30)	$(121,484)
Issue of common stock for service	100,000	--	100,500
Accrued franchise tax	30	30	90
Changes in operating assets and liabilities:
Accounts payable	13,821	--	13,821
Net cash flows from operating activities	(7,073)	--	(7,073)

Cash from investing activities:	--	--	--

Cash from financing activities:
Shareholder's loan	7,010	--	7,010
	7,010	--	7,010

Net change in cash and cash equivalents	(63)	--	(63)
Cash at beginning of period	--	--	--
Cash at end of period	$(63)	$--	$(63)

 The accompanying notes are an integral part of the financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS' EQUITY
As at nine months ended September 30, 2002
Unaudited
	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	--	--	5,000,000	$ 500	--	$ 500

Net loss for the year 2000	--	--	--	--	$ (530)	$ (530)
Balance, December 31, 2000	--	--	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	--	--	--	--	$ (30)	$ (30)

Balance, December 31, 2001	--	--	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services	--	--	1,000,000	$ 100,000	--	$ 100,000

Net loss for the year 2002	--	--	--	--	$ (120,924)	$ (120,924)

Balance, September 30, 2002	--	--	6,000,000	$ 100,500	$ (121,484)	$ (20,984)

 The accompanying notes are an integral part of the financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
Year to December 31, 2002

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

Board of Directors. The Company did not issue any shares of its preferred stock as of September 30, 2002.

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

Note 3. Subsequent events

On March 24, 2003, the Company acquired all of the issued and outstanding shares of Mada Multimedia Inc., a private Quebec corporation that specializes in the conception, production and marketing of multimedia application in the financial education sector. The outstanding shares of Mada Multimedia were acquired from its founder and sole shareholder, Mr. Mario Drolet. Millennium paid $1,000 US for the shares of Mada Multimedia due to the fact that Mada Multimedia has historically operated at a deficit. However, Millennium believes that the company has valuable assets and a promising business plan that will result in the company reaching profitability in the next one to two fiscal years. Millennium's President and largest shareholder, Mr. Bruno Desmarais, provided Millennium with a loan for the purposes of acquiring the shares of Mada Multimedia

F-7 to F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

On March 31, 2003, the Board of Directors of Millennium dismissed Mr. Stan J.H. Lee, CPA, as Millennium's independent auditors. Mr. Lee audited Millennium's financial statements for the Company's two most recent fiscal years ended December 31, 2001.

The report of Mr. Lee accompanying the audit for the Company's two most recent fiscal years ended December 31, 2001 was not qualified or modified as to audit scope or accounting principles. Such report however did contain an adverse going concern opinion regarding the Company's operations.

During our two most recent fiscal years ended December 31, 2001, there were no disagreements between the Company and Mr. Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and no reportable events as such term is defined by paragraph (a)(1) (iv) of Item 304 or Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B") and no matters identified by Mr. Lee involving our internal control structure or operations which was considered to be a material weakness.

On March 31, 2003, the Board of Directors of Millennium appointed Grant Thornton LLP as the Company's new independent accountants. During its two most recent fiscal years ended December 31, 2001, the Company did not consult with Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Company consult with Grant Thornton with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a) (1) (iv) of Item 304 of Regulation S-B.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company currently has three Directors and one Officer as follows:
Name	Age	Positions and Offices Held
Bruno Desmarais	39	President, Secretary, Treasurer & Director
Nil Lapointe	49	Director
Andre St. Arnaud	57	Director

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

Nil LaPointe, has served as a Director since May 9, 2002. Mr. La Pointe has been a self-employed financial services consultant from 1999 to present. From 1996 to 1999, Mr. LaPointe was a broker with PFFL. Mr. LaPointe presently lives in Montreal, Quebec. He holds a B.A. in Agriculture from Laval University.

Andre St. Arnaud, has been a Director since May 9, 2002. Since 1992, Mr. St. Arnaud has been a supervisor with Industriotec, which is a company that designs, builds and installs plumbing and electrical devices. Previously, Mr. Arnaud was a trader with the Montreal Stock Exchange. Mr. Arnaud resides in Montreal, Quebec.

As of the date of the filing of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company intends to prepare such a code of ethics and present it to its Board of Directors for adoption during the second quarter of fiscal year 2003. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the year ending December 31, 2003.

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
Name and Address	Amount of Beneficial Ownership	Percentage of Class
Bruno Desmarais 9348 Basile Routhier Montreal, Quebec H2M 1T8 President, Sec/Treasurer, Director	5,000,000	73%

Nil LaPointe 714 Des Cervidees Montreal, Quebec JO1 1R0 Director	234,314(1)	3.4%

Andre St. Arnaud 1021 Montee LaPierre St. Antoine Sur Richelieu, Quebec J01 1R0 Director	323,911(2)	4.7%

(1) These shares are held in the name of Mr. LaPointe and his children Marie Eve LaPointe, Pascal LaPointe and Annie LaPointe.
(2) These shares are held in the name Mr. St. Arnaud and his children Sylvain St. Arnaud and Christian St. Arnaud.

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

(10.3) Share Purchase Agreement between the Company, Bruno Desmarais, Mada Multimedia Inc. and Mario Drolet filed herewith.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated March 24, 2003, reporting the acquisition of all the issued and outstanding shares of Mada Multimedia Inc. under Item 2 of such report and also a change of its independent auditors under Item 4 of such report. Audited financial statements of Mada Multimedia and pro forma financial statements will be filed under Amendment No. 1 to such Form 8-K on or before April 25, 2003.

ITEM 14. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.

By: /s/ Bruno Desmarais
Bruno Desmarais
President, Chief Executive Officer,
Treasurer
Date: April 15, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature /s/ Bruno Desmarais Bruno Desmarais	Title President, Chief Executive Officer, Treasurer and Memberof the Board of Directors	Date April 15, 2003
/s/ Nil Lapointe Nil Lapointe	Member of the Board of Directors	April 15, 2003
/s/ Andre St. Amaud Andre St. Arnaud	Member of the Board of Directors	April 15, 2003

SECTION 302 CERTIFICATION

I, Bruno Desmarais, certify that:

1. I have reviewed this annual report of Millennium Capital Venture Holdings, Inc. (the "Registrant")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the Registrant's sole certifying officer, I

a) am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant;

b) have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the annual report is being prepared;

c) have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

d) have presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the Registrant's sole certifying officer, I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

6. As the Registrant's sole certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: April 15, 2003	By:	/s/ Bruno Desmarais Name: Bruno Desmarais Title: President and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Annual Report of Millennium Capital Venture Holdings, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruno Desmarais, President and acting CFO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Bruno Desmarais
Name: Bruno Desmarais
Title: President, acting CFO
Dated: April 15, 2003