Form 10QSB
period 2003-03-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2003-05-20
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 2003

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

6,850,000 shares of common stock, $0.0001 par value, as of May 11, 2003

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended March 31, 2003 and 2002 and June 2, 2000 (Inception) to March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB filed on April 15, 2003.

Page

Unaudited Consolidated Financial Statements

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Statements of Stockholders' Equity 6

Notes to Unaudited Consolidated Financial Statements 7 to 8

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2003 Unaudited		December 31, 2002 Audited
Current assets
Cash	$30,642	$	---
Accounts Receivable	4,717		---
Loans receivable	28,096		---

Total Current Assets	63,455		---

Goodwill on acquisition	5,754		---
Development costs	34,351		---

Property and equipment
Office equipment	179		---

Total assets	$103,738	$	---

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	8,924		63
Accounts payable	31,778		13,821
Acquisition cost payable	1,000		---
Shareholder's loan	7,356		7,010
Accrued income taxes	90		90
Current portion of long term debt	49,117		---

Total current liabilities	98,265		20,984

Total liabilities	$98,265		$20,984

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	---		---
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,850,000 and 6,000,000 issued and outstanding for 2003 and 2002	143,000		100,500

Accumulated Deficit	(137,527)		(121,484)

Total stockholders' equity	5,473		(20,984)

Total liabilities and stockholders' equity	$103,738	$	---

See notes to unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

		Three months ended March 31, 2003		Three months ended March 31, 2002		June 2, 2000 (Inception) to March 31, 2003

Income	$	---	$	---	$	---

Expenses

Legal and accounting		794		5,525		35,233
Consultancy fees		3,691		---		75,600
Organization expenses		---		---		500
Administrative expenses		11,558		---		26,104

Total Expenses		16,043		5,525		137,437

Provision for income taxes		---		---		90

Net Loss		$(16,043)		$(5,525)		$(137,527)

Net Income (Loss) per Common Share		$(0.002)		$(0.0011)		$(0.025)

Weighted Average Number of Common Shares Used in Calculation		6,689,444		5,000,000		5,405,087

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited
	Three months ended March 31, 2003		Three months ended March 31, 2002	June 2, 2000 (Inception) to March 31, 2003
Cash from operating activities:
Net (loss) from continuing operations	$(16,043)		$(5,525)	$(137,527)
Issue of common stock for service	---		---	100,500
Accrued franchise tax	---		---	90
Changes in operating assets and liabilities:
Accounts payable	3,903		---	17,724
Net cash flows from operating activities	(12,140)		(5,525)	(19,213)

Cash from investing activities:	---		---	---

Cash from financing activities:
Issue of stock	42,500		---	42,500
Shareholder's loan	345		5,525	7,355
	42,845		5,525	49,855

Net change in cash and cash equivalents	30,705		---	30,642
Cash at beginning of period	(63)		---	---
Cash at end of period	$30,642	$	---	$30,642

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Unaudited

	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	---	---	5,000,000	$ 500	---	$ 500

Net loss for the year 2000	---	---	---	---	$ (530)	$ (530)
Balance, December 31, 2000	---	---	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	---	---	---	---	$ (30)	$ (30)

Balance, December 31, 2001	---	---	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services	---	---	1,000,000	$ 100,000	---	$ 100,000

Net loss for the year 2002	---	---	---	---	$ (120,924)	$ (120,924)

Balance, December 31, 2002	---	---	6,000,000	$ 100,500	$ (121,484)	$ (20,984)

Issue of stock	---	---	850,000	42,500	---	42,500

Net loss	---	---	---	---	(16,043)	(16,043)

Balance March 31, 2003	---	---	6,850,000	$ 143,000	(137,527)	5,473

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Month Period ended March 31,2003

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

At present, Millennium's only asset is the ownership of an operating subsidiary, Mada Multimedia Inc., a private Quebec corporation ("Mada"). On March 24, 2003, Millennium acquired all of the issued and outstanding shares of Mada, which specializes in the conception, production and marketing of multimedia applications in the financial education sector. The outstanding shares of Mada Multimedia were acquired from its founder and sole shareholder, Mr. Mario Drolet, who is the President of Mada. Millennium's current operations are limited to the ownership and management of Mada.

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

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through March 31, 2003.

Note 2. Business Combination

Effective March 24, 2003, the Company acquired all of the issued and outstanding common shares of MADA Multimedia Inc., a private company, for cash consideration of $1,000. Net assets acquired were:

Working capital $ 9,834

Development costs 34,351

Goodwill 5,754

Office equipment 177

Bank loan (49,116)

Cash consideration paid $ 1,000

Note 3. Stockholders' Equity

  Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the

Board of Directors. The Company did not issue any shares of its preferred stock as of March 31, 2003.

B. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value and the Company issued 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd one June 2, 2000, pursuant to Rule 506 for an aggregate consideration of $ 500 in services. These shares were subsequently transferred on June 26, 2001 to Mr. Desmarais. Additionally, the company issued 1,000,000 shares on April 9, 2002 valued at $0.10 each, with a total value of $100,000 in settlement of consultancy and administrative services and a further 850,000 shares valued at $0.05 were issued for cash in January 2003.

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

CHANGES IN FINANCIAL CONDITION

Due to the Company's acquisition of Mada Multimedia Inc. ("Mada") on March 28, 2003, the financial condition of the Company has changed significantly. As of December 31, 2002, the Company had no assets. As a result of the acquisition of Mada, the Company has total assets of $103,178. The increase in the Company's assets is due to the cash and cash equivalents, accounts receivable, loan receivable, goodwill and development costs of Mada.

Balance Sheet Data:
	March 31, 2003		December 31, 2002
Cash and cash equivalents	$30,642	$	---
Account receivable	$4,717	$	---
Loan receivable	$28,096	$	---
Goodwill	$5,754	$	---
Development costs	$34,351	$	---
Total assets	$103,178	$	---
Total stockholders' equity	$5,473		$(20,984)

RESULTS OF OPERATIONS

The Company acquired all of the issued and outstanding shares of Mada Multimedia Inc., a Quebec corporation ("Mada") on March 24, 2003. Mada is in the business of designing, producing and marketing multimedia applications in the financial education sector. Mada also offers training courses and simulations in the stock trading sector. Mada is currently projecting it will achieve sales in Canada, the United States and Europe during the next twelve months. In connection with the acquisition, the Company's largest shareholder, and its President and member of the Board of Directors, Mr. Bruno Desmarais, granted Mada's sole shareholder, Mario Drolet, an option to purchase 2,000,000 of the shares of the Company owned by Mr. Desmarais for $350,000. Pursuant to the Share Purchase Agreement Mr. Drolet may appoint two individuals to the Company's Board of Directors. As of the date of this filing, Mr. Drolet has not made either of such appointments. The Company purchased Mada for $1,000. Millennium's business operations are currently conducted through its wholly-owned subsidiary, Mada. Due to the fact that Millennium had no bus9iness operations prior to the acquisition of Mada, comparison of results of operations for the first quarter of 2003 to the same period during 2002 is not considered to be beneficial to the reader and thus are not provided herein.

 SUMMARY FINANCIAL DATA

Statement of Operations Data:
		THREE MONTH PERIOD ENDED MARCH 31, 2003		THREE MONTH PERIOD ENDED MARCH 31, 2002
Net Sales	$	---	$	---
Loss from operations		$(16,043)		$(5,525)
Net Income (loss)		$(16,043)		$(5,525)
Net Income (loss) per common share		$(0.002)		$(0.0011)
Weighted average common shares outstanding		6,689,444		5,000,000

General Operating Expenses
	THREE MONTH PERIOD ENDED MARCH 31, 2003		THREE MONTH PERIOD ENDED MARCH 31, 2002
Legal fees	$794		$5,525
Consulting fees	$3,691	$	---
Administrative expenses	$11,558	$	---
TOTAL	$16,053		$5,525

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003 we had cash of $30,642 and working capital of $14,307, compared to no cash and no current assets and a working capital deficit of ($20,984) at December 31, 2002. Funds used in operations for the first three months of 2003 were $12,140, compared to funds used in operations of $5,525 for the first three months of 2002. Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $49,855, with $42,845 raised for the three month period ended March 31, 2003.

We anticipate that we will be required to raise additional funds to finance our current plan of growth and existing operations through the next twelve months. Our principal source of capital has been equity financing from investors and our founders. Meeting our future financing requirements is dependent on access to equity and debt capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders or obtain loans that have terms and conditions that the Company can perform under.

FINANCING ACTIVITIES

In January 2003, the Company conducted a private placement of its securities under Rule 506 of Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933. From this private placement, the Company sold 850,000 shares of common stock and realized total proceeds of $42,500 from such sales. The Company used these funds for ongoing needs for accounting services, legal representation and auditing.

REPORT OF MANAGEMENT'S RESPONSIBILITY

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

Not Applicable

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

Date: May 20, 2003

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

4. As the registrant's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

- designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the registrant, particularly during the period in which the quarterly report is being prepared;

- evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

- presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

- all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

- any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

By:/s/ Bruno Desmarais
Name: Bruno Desmarais
Title: President (Principal Executive Officer and Principal Accounting Officer)

___________________________

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Millennium Capital Venture Holdings, Inc. (the "Company") on Form 10-QSB for the period ended March 30, 2003 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Bruno Desmarais, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 20, 2003

By:/s/ Bruno Desmarais
Name: Bruno Desmarais
Title: President (Principal Executive Officer and Principal Accounting Officer)