Form 10QSB
period 2003-06-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2003-08-21
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2003

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

6,850,000 shares of common stock, $0.0001 par value, as of August 18, 2003

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended June 30, 2003 and 2002 and June 2, 2000 (Inception) to June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002 filed on April 15, 2003.

Page

Unaudited Consolidated Financial Statements

Balance Sheets 3

Statements of Operations 4

Statements of Cash Flows 5

Statements of Stockholders' Equity 6

Notes to Unaudited Consolidated Financial Statements 7 to 8

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS	June 30, 2003 Unaudited		December 31, 2002 Audited
Current assets
Cash	$14,324	$	---
Accounts Receivable	6,431		---
Loans receivable	21,407		---

Total Current Assets	42,162		---

Goodwill on acquisition	5,680		---
Development costs	37,536		---

Property and equipment
Office equipment	179		---

Total assets	$85,557	$	---

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	-		63
Accounts payable	34,738		13,821
Acquisition cost payable	1,000		---
Shareholder's loan	-		7,010
Accrued income taxes	90		90
Current portion of long term debt	53,669		---

Total current liabilities	89,497		20,984

Total liabilities	$89,497		$20,984

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	---		---
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,850,000 and 6,000,000 issued and outstanding for 2003 and 2002	143,000		100,500

Accumulated Deficit	(146,940)		(121,484)

Total stockholders' equity	(3,940)		(20,984)

Total liabilities and stockholders' equity	$85,557	$	---

See notes to unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Income	$-	$-	$-	$-

Expenses
Legal and Accounting	10,822	15,924	11,616	21,449
Consultancy Fees	-	71,909	873	71,909
Administrative Expenses	1,409	13,093	12,967	13,093

Total Expenses	12,231	100,926	25,456	106,451

Provision for income taxes	-	-	-	-

Net (Loss)	$(9,413)	$(100,926)	$(25,456)	$(106,451)

Net (Loss) per Common Share	$(0.001)	$(0.02)	$(0.003)	$(0.02)

Weighted Average Number of Common Shares Used in Calculation			6,770,166	5,453,039

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited
	Six months ended June 30, 2003		Six months ended June 30, 2002
Cash from operating activities:
Net (loss) from continuing operations	$(25,456)		$(5,525)
Issue of common stock for service	---		---
Accrued franchise tax	---		---
Changes in operating assets and liabilities:
Accounts payable	20,917		---
Accounts receivable	(6,431)		---
Goodwill on acquisition	(5,680)		---
Net cash flows from operating activities	(16,650)		(5,525)

Cash from investing activities:	---		---
Development costs	(37,536)		---
Acquisition of office equipment	(179)		---
	(37,715)

Cash from financing activities:
Issue of stock	42,500		---
Shareholder's loan (repayment)	(7,010)		5,525
Acquisition cost Mada	1,000		---
Loan Receivable	(21,407)
Long Term Debt	53,669
	68,752		5,525

Net change in cash and cash equivalents	14,387		---
Cash at beginning of period	(63)		---
Cash at end of period	$14,324	$	---

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Unaudited

	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	---	---	5,000,000	$ 500	---	$ 500

Net loss for the year 2000	---	---	---	---	$ (530)	$ (530)
Balance, December 31, 2000	---	---	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	---	---	---	---	$ (30)	$ (30)

Balance, December 31, 2001	---	---	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services	---	---	1,000,000	$ 100,000	---	$ 100,000

Net loss for the year 2002	---	---	---	---	$ (120,924)	$ (120,924)

Balance, December 31, 2002	---	---	6,000,000	$ 100,500	$ (121,484)	$ (20,984)

Issue of stock	---	---	850,000	42,500	---	42,500

Net loss	---	---	---	---	(25,456)	(25,456)

Balance June 30, 2003	---	---	6,850,000	$ 143,000	(146,940)	(3,940)

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Month Period ended June 30, 2003

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

Financial Statement Presentation

This summary of significant accounting policies of Millennium Capital Ventures Holdings, Inc. is presented to assist in understanding of the Company financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in the U.S. Dollars.

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

Note 1 - Summary of Significant Accounting Policies - Continued

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

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through June 30, 2003.

Note 2. Business Combination

Effective March 24, 2003, the Company acquired all of the issued and outstanding common shares of MADA Multimedia Inc., a private company, for cash consideration of $1,000. Net assets acquired were:

Working capital $ 9,834

Development costs 34,351

Goodwill 5,754

Office equipment 177

Bank loan (49,116)

Cash consideration paid $ 1,000

Note 3. Stockholders' Equity

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of June 30, 2003.

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

CHANGES IN FINANCIAL CONDITION

Due to the Company's acquisition of Mada Multimedia Inc. ("Mada") on March 24, 2003, the financial condition of the Company has changed significantly. As of December 31, 2002, the Company had no assets. As a result of the acquisition of Mada, the Company has total assets of $85,557. The increase in the Company's assets is due to the cash and cash equivalents, accounts receivable, loan receivable, goodwill and development costs of Mada.

Balance Sheet Data:
	June 30, 2003		December 31, 2002
Cash and cash equivalents	$14,324	$	---
Accounts receivable	$6,431	$	---
Loan receivable	$21,407	$	---
Goodwill	$5,680	$	---
Development costs	$37,536	$	---
Total assets	$85,557	$	---
Total stockholders' equity	$(3,940)		$(20,984)

RESULTS OF OPERATIONS

The Company acquired all of the issued and outstanding shares of Mada Multimedia Inc., a Quebec corporation ("Mada") on March 24, 2003. Mada is in the business of designing, producing and marketing multimedia applications in the financial education sector. Mada also offers training courses and simulations in the stock trading sector. Mada is currently projecting it will achieve sales in Canada, the United States and Europe during the next twelve months. In connection with the acquisition, the Company's largest shareholder, and its President and member of the Board of Directors, Mr. Bruno Desmarais, granted Mada's sole shareholder, Mario Drolet, an option to purchase 2,000,000 of the shares of the Company for $350,000. Pursuant to the Share Purchase Agreement Mr. Drolet may appoint two individuals to the Company's Board of Directors. As of the date of this filing, Mr. Drolet has not made either of such appointments. The Company purchased Mada for $1,000. Millennium's business operations are currently conducted through its wholly-owned subsidiary, Mada. Due to the fact that Millennium had no business operations prior to the acquisition of Mada, comparison of results of operations for the second quarter of 2003 to the same period during 2002 is not considered to be beneficial to the reader and thus are not provided herein.

SUMMARY FINANCIAL DATA

Consolidated Statement of Operations Data:
		SIX MONTH PERIOD ENDED JUNE 30, 2003		SIX MONTH PERIOD ENDED JUNE 30, 2002
Net Sales	$	---	$	---
Loss from operations		$(25,456)		$(106,451)
Net Income (loss)		$(25,456)		$(106,451)
Net Income (loss) per common share		$(0.003)		$(0.02)
Weighted average common shares outstanding		6,770,166		5,453,039

General Operating Expenses
	SIX MONTH PERIOD ENDED JUNE 30, 2003	SIX MONTH PERIOD ENDED JUNE 30, 2002
Legal fees	$11,616	$21,449
Consulting fees	$873	$71,909
Administrative expenses	$12,967	$13,093
TOTAL	$25,456	$106451

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003 we had cash of $14,324 and negative working capital of ($47,235), compared to no cash and no current assets and a working capital deficit of ($20,984) at December 31, 2002. Funds used in operations for the first six months of 2003 were $16,650, compared to funds used in operations of $5,525 for the first three months of 2002. Since inception, we have financed operations primarily through sales of equity securities and shareholder loans and have raised a total of $49,855.

We anticipate that we will be required to raise $500,000 in additional funds to finance our current plan of growth and existing operations through the next twelve months. Our principal source of capital has been equity financing from investors and our founders. Meeting our future financing requirements is dependent on access to equity and debt capital markets. We may not be able to raise additional equity when required or on favorable terms that are not dilutive to existing shareholders or obtain loans that have terms and conditions that the Company can perform under.

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

REPORT OF MANAGEMENT'S RESPONSIBILITY

The Company's sole executive officer, Mr. Mario Drolet, who serves as the Company's principal executive officer and principal accounting officer, has implemented the Company's disclosure controls and procedures to ensure that material information relating to the Company is made known to Mr. Drolet. Mr. Drolet has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date (the "Evaluation Date") of this quarterly report.

Based on such evaluation, Mr. Drolet has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company that is required to be included in our reports filed or submitted under the Securities Exchange Act of 1934. Moreover, there were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such recent evaluation.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act'), the company is hereby providing cautionary statements identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made by or on behalf of the company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "are expected to", "is anticipated", "estimated", "projection", and "outlook') are not historical facts and may be forward looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the company's clients; (iii) imposition of new regulatory requirements affecting the company; (iv) a downturn in general economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographical diversification; and (vii) other factors which are described in further detail in the company's filings with the Securities and Exchange Commission.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

 ITEM 5. OTHER INFORMATION

On June 10, 2003, Mr. Mario Drolet, the President of the Company's wholly-owned subsidiary, Mada Multimedia Inc., was named to the Company's Board of Directors and also named as the Company's President, Secretary and Treasurer. Mr. Drolet took over the day-to-day operations of the Company in place of the Company's previous sole executive officer and sole member of the Company's Board of Directors, Mr. Bruno Desmarais. Thereafter, Mr. Desmarais also resigned as member of the Board of Directors. Mr. Desmarais remains as the Company's largest shareholder, holding 73% of all of the issued and outstanding shares of the Company's common stock. Due to Mr. Desmarais controlling share position, which gives him control over the election of members to the Board of Directors, the Company does not consider this as a change of control event.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
3.2	Bylaws	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
3.3	Specimen Stock Certificate	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
5	Legality Opinion	Filed herewith.
10.1	Agreement with DotCom Internet Ventures Ltd.	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
10.2	Shareholder Agreement with DotCom Internet Ventures Ltd.	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
10.3	Share Purchase Agreement between Millennium, Bruno Desmarais, Mada Multimedia Inc. and Mario Drolet.	Filed as an exhibit to Millennium's Form 10-KSB on April 15, 2003
31	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith

(b) Reports on Form 8-K

On March 31, 2003, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K dated March 24, 2003, reporting the acquisition of all the issued and outstanding shares of Mada Multimedia Inc. under Item 2 of such report and also a change of its independent auditors under Item 4 of such report. No financial statements of Mada Multimedia Inc. were filed at the time that the 8-K was filed but were filed as an Exhibit to Amendment No. 1 to the 8-K on April 22, 2003. On July 30, 2003, the Company filed Amendment No. 2 to the 8-K for the purposes of providing additional disclosure regarding the Company's change in auditors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

Date: August 21, 2003

By:/s/ Mario Drolet
Name: Mario Drolet
Title: President, Chief Executive Officer, Treasurer and Director.