Form 10QSB
period 2003-09-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2003-11-19
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: SEPTEMBER 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

6,850,000 shares of common stock, $0.0001 par value, as of November 17, 2003

Transitional Small Business Disclosure Format (check one): Yes___ No _X_

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002 filed on April 15, 2003.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Statements of Stockholders' Equity	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-6

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
ASSETS	September 30, 2003 Unaudited		December 31, 2002 Audited
Current assets
Cash	$23,554	$	---
Accounts Receivable	6,646		---
Loans receivable	20,589		---

Total Current Assets	50,789		---

Goodwill on acquisition	5,680		---
Development costs	37,337		---

Property and equipment
Office equipment	163		---

Total assets	$93,969	$	---

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	-		63
Accounts payable	52,926		13,821
Acquisition cost payable	1,000		---
Shareholder's loan	-		7,010
Accrued income taxes	311		90
Current portion of long term debt	53,385		---

Total current liabilities	107,622		20,984

Total liabilities	$107,622		$20,984

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	---		---
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,850,000 and 6,000,000 issued and outstanding for 2003 and 2002	143,000		100,500

Accumulated Deficit	(156,653)		(121,484)

Total stockholders' equity	(13,653)		(20,984)

Total liabilities and stockholders' equity	$93,969	$	---

See notes to unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Income	$-	$-	$-	$-

Expenses
Legal and Accounting	8,506	7,009	20,122	28,458
Consultancy Fees	(873)	-	-	71,909
Administrative Expenses	2,080	217	15,047	13,310

Total Expenses	9,713	7,226	35,169	113,677

Net (Loss)	$(9,713)	$(7,226)	$(35,169)	$(113,677)

Net (Loss) per Common Share	$(0.001)	$(0.001)	$(0.005)	$(0.02)

Weighted Average Number of Common Shares Used in Calculation	6,784,903	5,554,003	6,797,070	5,637,363

 See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
	Nine months ended September 30, 2003		Nine months ended September 30, 2002
Cash from operating activities:
Net (loss)	$(35,169)		$(113,677)
Issue of common stock for service	---		100,000
Changes in operating assets and liabilities:
Accounts payable	39,326		7,336
Accounts receivable	(6,646)		---
Goodwill on acquisition	(5,680)		---
Net cash flows from operating activities	(8,169)		(6,341)

Cash from investing activities:	---		---
Development costs	(37,337)		---
Acquisition of office equipment	(163)		---
	(37,500)

Cash from financing activities:
Issue of stock	42,500		------
Shareholder's loan (repayment)	(27,599)		6,341
Acquisition cost Mada	1,000		---
Long Term Debt	53,385		---
	69,286		6,341

Net change in cash and cash equivalents	23,617		---
Cash at beginning of period	(63)		---
Cash at end of period	$23,554	$	---

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Unaudited
	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	---	---	5,000,000	$ 500	---	$ 500

Net loss for the year 2000	---	---	---	---	$ (530)	$ (530)
Balance, December 31, 2000	---	---	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	---	---	---	---	$ (30)	$ (30)

Balance, December 31, 2001	---	---	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services	---	---	1,000,000	$ 100,000	---	$ 100,000

Net loss for the year 2002	---	---	---	---	$ (120,924)	$ (120,924)

Balance, December 31, 2002	---	---	6,000,000	$ 100,500	$ (121,484)	$ (20,984)

Issue of stock	---	---	850,000	42,500	---	42,500

Net loss	---	---	---	---	(35,169)	(35,169)

Balance September 30, 2003	---	---	6,850,000	$ 143,000	(156,653)	(13,653)

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.
(A Development Stage Company)

Notes to Consolidated Financial Statements
Nine Month Period ended September 30, 2003
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

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through September 30, 2003.

Note 2. Business Combination

Effective March 24, 2003, the Company acquired all of the issued and outstanding common shares of MADA Multimedia Inc., a private company, for cash consideration of $1,000. Net assets acquired were:
Working capital	$ 9,834
Development costs	34,351
Goodwill	5,754
Office equipment	177
Bank loan	(49,116)
Cash consideration paid	$ 1,000

Note 3. Stockholders' Equity

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of September 30, 2003.

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

Balance Sheet Data:
	September 30, 2003		December 31, 2002
Cash and cash equivalents	$23,554	$	---
Accounts receivable	$6,646	$	---
Loan receivable	$20,589	$	---
Goodwill	$5,680	$	---
Office equipment	163		---
Development costs	$37,337	$	---
Total assets	$93,806	$	---
Total stockholders' equity	$(13,653)		$(20,984)

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

SUMMARY FINANCIAL DATA

Consolidated Statement of Operations Data:
		NINE MONTH PERIOD ENDED SEPT 30, 2003		NINE MONTH PERIOD ENDED SEPT 30, 2002
Net Sales	$	---	$	---
Loss from operations		$(35,169)		$(113,677)
Net Income (loss)		$(35,169)		$(113,677)
Net Income (loss) per common share		$(0.005)		$(0.02)
Weighted average common shares outstanding		6,797,070		5,637,363

General Operating Expenses
	NINE MONTH PERIOD ENDED SEPT 30, 2003	NINE MONTH PERIOD ENDED SEPT 30, 2002
Legal fees	$20,122	$28,458
Consulting fees	$--	$71,909
Administrative expenses	$15,047	$13,310
TOTAL	$35,169	$113,677

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 we had cash of $23,554 and negative working capital of ($56,833), compared to no cash and no current assets and a working capital deficit of ($20,984) at December 31, 2002. Funds used in operations for the first nine months of 2003 were $8,169, compared to funds used in operations of $6,341 for the first nine months of 2002. Since inception, we have financed operations primarily through sales of equity securities which raised a total of $42,500 and shareholder loans which raised a total of $8,315 for total funds provided to the Company of $50,053 to date.

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

To the nine months ended September 30, 2003 the Company received a total of $1305.00 in shareholder loans from Mr. Bruno Desmarais.

The Company used the funds from the private placement and the shareholder loans to pay for ongoing needs for accounting services, legal representation and auditing.

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

Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Certificate of Incorporation	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
3.2	Bylaws	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
3.3	Specimen Stock Certificate	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
5	Legality Opinion	Filed herewith.
10.1	Agreement with DotCom Internet Ventures Ltd.	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
10.2	Shareholder Agreement with DotCom Internet Ventures Ltd.	Filed as an exhibit to Millennium's registration statement on Form 10-SB filed on September 5, 2000, and incorporated herein by reference.
10.3	Share Purchase Agreement between Millennium, Bruno Desmarais, Mada Multimedia Inc. and Mario Drolet.	Filed as an exhibit to Millennium's Form 10-KSB on April 15, 2003
10.4	Agreement with Quebec Securities Commission with Modification thereto.	Filed as an exhibit to Millenium's SB-2 Amendment No. 2 on October 7, 2003 and incorporated herein by reference.
10.5	Loan Agreement with CIBC	Filed as an exhibit to Millenium's SB-2 on April 29, 2003 and incorporated herein by reference.
31	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certification	Filed herewith

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

Date: November 18, 2003

By:/s/ Mario Drolet
Name: Mario Drolet
Title: President, Chief Executive Officer, Treasurer and Director.