Form 10QSB/A
period 2003-03-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2003-12-22
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
AMENDMENT N0. 1

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

Page
Unaudited Consolidated Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Statements of Stockholders' Equity	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-7

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEET
ASSETS	March 31, 2003 Unaudited		December 31, 2002 Audited
Current assets
Cash	$30,642	$	---
Accounts Receivable	4,717		---
Loans receivable	28,096		---

Total Current Assets	63,455		---

Goodwill on acquisition	5,754		---
Development costs	34,351		---

Property and equipment
Office equipment	179		---

Total assets	$103,738	$	---

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	8,924		63
Accounts payable	31,778		13,821
Acquisition cost payable	1,000		---
Shareholder's loan	7,356		7,010
Accrued income taxes	90		90
Current portion of long term debt	49,117		---

Total current liabilities	98,265		20,984

Total liabilities	$98,265		$20,984

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	---		---
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,850,000 and 6,000,000 issued and outstanding for 2003 and 2002	143,000		100,500

Accumulated Deficit	(137,527)		(121,484)

Total stockholders' equity	5,473		(20,984)

Total liabilities and stockholders' equity	$103,738	$	---

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited
		Three months ended March 31, 2003		Three months ended March 31, 2002		June 2, 2000 (Inception) to March 31, 2003

Income	$	---	$	---	$	---

Expenses

Legal and accounting		794		5,525		35,233
Consultancy fees		3,691		---		75,600
Organization expenses		---		---		500
Administrative expenses		11,558		---		26,104

Total Expenses		16,043		5,525		137,437

Provision for income taxes		---		---		90

Net Loss		$(16,043)		$(5,525)		$(137,527)

Net Income (Loss) per Common Share		$(0.002)		$(0.0011)		$(0.025)

Weighted Average Number of Common Shares Used in Calculation		6,689,444		5,000,000		5,405,087

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
	Three months ended March 31, 2003		Three months ended March 31, 2002	June 2, 2000 (Inception) to March 31, 2003
Cash from operating activities:
Net (loss) from continuing operations	$(16,043)		$(5,525)	$(137,527)
Issue of common stock for service	---		---	100,500
Accrued franchise tax	---		---	90
Changes in operating assets and liabilities:
Accounts payable	3,903		---	17,724
Acquisition cost payable	1,000
Net cash flows from operating activities	(11,140)		(5,525)	(19,213)

Cash from investing activities:	---		---	---

Cash from financing activities:
Issue of stock	42,500		---	42,500
Shareholder's loan	345		5,525	7,355
Acquisition of subsidiary (Note 2)	(1,000)
	41,845		5,525	49,855

Net change in cash and cash equivalents	30,705		---	30,642
Cash at beginning of period	(63)		---	---
Cash at end of period	$30,642	$	---	$30,642

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Unaudited
	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	---	---	5,000,000	$ 500	---	$ 500

Net loss for the year 2000	---	---	---	---	$ (530)	$ (530)
Balance, December 31, 2000	---	---	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	---	---	---	---	$ (30)	$ (30)

Balance, December 31, 2001	---	---	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services	---	---	1,000,000	$ 100,000	---	$ 100,000

Net loss for the year 2002	---	---	---	---	$ (120,924)	$ (120,924)

Balance, December 31, 2002	---	---	6,000,000	$ 100,500	$ (121,484)	$ (20,984)

Issue of stock	---	---	850,000	42,500	---	42,500

Net loss	---	---	---	---	(16,043)	(16,043)

Balance March 31, 2003	---	---	6,850,000	$ 143,000	(137,527)	5,473

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

CHANGES IN FINANCIAL CONDITION

Due to the Company's acquisition of Mada Multimedia Inc., a Quebec Corporation, ("Mada") on March 28, 2003, the financial condition of the Company has changed significantly. As of December 31, 2002, the Company had no assets. As a result of the acquisition of Mada, the Company has total assets of $103,178. The increase in the Company's assets is due to the cash and cash equivalents, accounts receivable, loan receivable, goodwill and development costs of Mada.

Balance Sheet Data:
	March 31, 2003		December 31, 2002
Cash and cash equivalents	$30,642	$	---
Account receivable	$4,717	$	---
Loan receivable	$28,096	$	---
Goodwill	$5,754	$	---
Development costs	$34,351	$	---
Total assets	$103,178	$	---
Total stockholders' equity	$5,473		$(20,984)

 RESULTS OF OPERATIONS

The Company acquired all of the issued and outstanding shares of Mada on March 24, 2003. Mada is in the business of designing, producing and marketing multimedia applications in the financial education sector. Mada also offers training courses and simulations in the stock trading sector. Mada is currently projecting it will achieve sales of its product, "Market Mania" in Canada, the United States and Europe within twelve (12) months from obtaining financing of $50,000. This financing is needed to develop the Market Mania product, to run on Windows © XP & NT operating systems, to update the library with new simulation games and release the product in a conventional distribution system., Millennium's business operations are currently conducted through Mada. Due to the fact that Millennium had no business operations prior to the acquisition of Mada, a detailed comparison of results of operations for the first quarter of 2003 to the same period during 2002 is not considered to be beneficial to the reader and thus are not provided herein.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act'), the company is hereby providing cautionary statements identifying important factors that could cause the company's actual results to differ materially from those projected in forward looking statements (as such term is defined in the Reform Act) made by or on behalf of the company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as, "are expected to", "is anticipated", "estimated", "projection", and "outlook') are not historical facts and may be forward looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following: (i) the company's ability to obtain additional financing to implement its business strategy; (ii) the financial condition of the company's clients; (iii) imposition of new regulatory requirements affecting the company; (iv) a downturn in general economic conditions; (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographical diversification; and (vii) other factors which are described in further detail in the company's filings with the Securities and Exchange Commission.

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

Date: December 19, 2003

By: /s/ Mario Drolet
Name: Mario Drolet
Title: President, Chief Executive Officer, Treasurer and Director.