Form 10QSB/A
period 2003-06-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2003-12-22
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
AMENDMENT NO. 1

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

Page
Unaudited Consolidated Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Statements of Stockholders' Equity	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-6

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEET
ASSETS	June 30, 2003 Unaudited		December 31, 2002 Audited
Current assets
Cash	$14,324	$	---
Accounts Receivable	6,431		---
Loans receivable	21,407		---

Total Current Assets	42,162		---

Goodwill on acquisition	5,680		---
Development costs	37,536		---

Property and equipment
Office equipment	179		---

Total assets	$85,557	$	---

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	-		63
Accounts payable	34,738		13,821
Acquisition cost payable	1,000		---
Shareholder's loan	-		7,010
Accrued income taxes	90		90
Current portion of long term debt	53,669		---

Total current liabilities	89,497		20,984

Total liabilities	$89,497		$20,984

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	---		---
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,850,000 and 6,000,000 issued and outstanding for 2003 and 2002	143,000		100,500

Accumulated Deficit	(146,940)		(121,484)

Total stockholders' equity	(3,940)		(20,984)

Total liabilities and stockholders' equity	$85,557	$	---

See notes to unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Income	$-	$-	$-	$-

Expenses
Legal and Accounting	10,822	15,924	11,616	21,449
Consultancy Fees	-	71,909	873	71,909
Administrative Expenses	1,409	13,093	12,967	13,093

Total Expenses	12,231	100,926	25,456	106,451

Provision for income taxes	-	-	-	-

Net (Loss)	$(9,413)	$(100,926)	$(25,456)	$(106,451)

Net (Loss) per Common Share	$(0.001)	$(0.02)	$(0.003)	$(0.02)

Weighted Average Number of Common Shares Used in Calculation	6,689,444	5,108,179	6,770,166	5,453,039

 See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
	Six months ended June 30, 2003		Six months ended June 30, 2002
Cash from operating activities:
Net (loss) from continuing operations	$(25,456)		$(5,525)
Issue of common stock for service	---		---
Accrued franchise tax	---		---
Changes in operating assets and liabilities:
Accounts payable	20,917		---
Accounts receivable	(6,431)		---
Goodwill on acquisition	(5,680)		---
Net cash flows from operating activities	(16,650)		(5,525)

Cash from investing activities:	---		---
Development costs	(37,536)		---
Acquisition of office equipment	(179)		---
	(37,715)

Cash from financing activities:
Issue of stock	42,500		---
Shareholder's loan (repayment)	(7,010)		5,525
Acquisition cost Mada	1,000		---
Loan Receivable	(21,407)
Long Term Debt	53,669
	68,752		5,525

Net change in cash and cash equivalents	14,387		---
Cash at beginning of period	(63)		---
Cash at end of period	$14,324	$	---

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Unaudited
	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	---	---	5,000,000	$ 500	---	$ 500

Net loss for the year 2000	---	---	---	---	$ (530)	$ (530)
Balance, December 31, 2000	---	---	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	---	---	---	---	$ (30)	$ (30)

Balance, December 31, 2001	---	---	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services	---	---	1,000,000	$ 100,000	---	$ 100,000

Net loss for the year 2002	---	---	---	---	$ (120,924)	$ (120,924)

Balance, December 31, 2002	---	---	6,000,000	$ 100,500	$ (121,484)	$ (20,984)

Issue of stock	---	---	850,000	42,500	---	42,500

Net loss	---	---	---	---	(25,456)	(25,456)

Balance June 30, 2003	---	---	6,850,000	$ 143,000	(146,940)	(3,940)

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

CHANGES IN FINANCIAL CONDITION

Due to the Company's acquisition of Mada Multimedia Inc., a Quebec corporation, ("Mada") on March 24, 2003, the financial condition of the Company has changed significantly. As of December 31, 2002, the Company had no assets. As a result of the acquisition of Mada, the Company has total assets of $85,557. The increase in the Company's assets is due to the cash and cash equivalents, accounts receivable, loan receivable, goodwill and development costs of Mada.

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