Form 10QSB/A
period 2003-09-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2003-12-22
CIK 1119689

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month periods ended September 30, 2003 and 2002 and June 2, 2000 (Inception) to September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2002 filed on April 15, 2003.
Page
Unaudited Consolidated Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Statements of Stockholders' Equity	F-4
Notes to Unaudited Consolidated Financial Statements	F-5 to F-6

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEET
ASSETS	September 30, 2003 Unaudited		December 31, 2002 Audited
Current assets
Cash	$23,554	$	---
Accounts Receivable	6,646		---
Loans receivable	20,589		---

Total Current Assets	50,789		---

Goodwill on acquisition	5,680		---
Development costs	37,337		---

Property and equipment
Office equipment	163		---

Total assets	$93,969	$	---

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	-		63
Accounts payable	52,926		13,821
Acquisition cost payable	1,000		---
Shareholder's loan	-		7,010
Accrued income taxes	311		90
Current portion of long term debt	53,385		---

Total current liabilities	107,622		20,984

Total liabilities	$107,622		$20,984

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	---		---
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,850,000 and 6,000,000 issued and outstanding for 2003 and 2002	143,000		100,500

Accumulated Deficit	(156,653)		(121,484)

Total stockholders' equity	(13,653)		(20,984)

Total liabilities and stockholders' equity	$93,969	$	---

See notes to unaudited financial statements

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS Unaudited
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Income	$-	$-	$-	$-

Expenses
Legal and Accounting	8,506	7,009	20,122	28,458
Consultancy Fees	(873)	-	-	71,909
Administrative Expenses	2,080	217	15,047	13,310

Total Expenses	9,713	7,226	35,169	113,677

Provision for income taxes	-	-	-	-

Net (Loss)	$(9,713)	$(7,226)	$(35,169)	$(113,677)

Net (Loss) per Common Share	$(0.001)	$(0.001)	$(0.005)	$(0.02)

Weighted Average Number of Common Shares Used in Calculation	6,784,903	5,554,003	6,797,070	5,637,363

 See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS Unaudited
	Nine months ended September 30, 2003		Nine months ended September 30, 2002
Cash from operating activities:
Net (loss) from continuing operations	$(35,169)		$(113,677)
Issue of common stock for service	---		100,000
Accrued franchise tax	---		---
Changes in operating assets and liabilities:
Accounts payable	39,326		7,336
Accounts receivable	(6,646)		---
Goodwill on acquisition	(5,680)		---
Net cash flows from operating activities	(8,169)		(6,341)

Cash from investing activities:	---		---
Development costs	(37,337)		---
Acquisition of office equipment	(163)		---
	(37,500)

Cash from financing activities:
Issue of stock	42,500		------
Shareholder's loan (repayment)	(27,599)		6,341
Acquisition cost Mada	1,000		---
Loan Receivable	---		---
Long Term Debt	53,385		---
	69,286		6,341

Net change in cash and cash equivalents	23,617		---
Cash at beginning of period	(63)		---
Cash at end of period	$23,554	$	---

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY Unaudited
	Preferred Stock		Common Stock			Total
	Shares	Amount	Shares	Amount	Accumulated Deficit	Stockholders Equity
At June 2, 2000	---	---	5,000,000	$ 500	---	$ 500

Net loss for the year 2000	---	---	---	---	$ (530)	$ (530)
Balance, December 31, 2000	---	---	5,000,000	$ 500	$ (530)	$ (30)

Net loss for the year 2001	---	---	---	---	$ (30)	$ (30)

Balance, December 31, 2001	---	---	5,000,000	$ 500	$ (560)	$ (60)

Issue of stock for services	---	---	1,000,000	$ 100,000	---	$ 100,000

Net loss for the year 2002	---	---	---	---	$ (120,924)	$ (120,924)

Balance, December 31, 2002	---	---	6,000,000	$ 100,500	$ (121,484)	$ (20,984)

Issue of stock	---	---	850,000	42,500	---	42,500

Net loss	---	---	---	---	(35,169)	(35,169)

Balance September 30, 2003	---	---	6,850,000	$ 143,000	(156,653)	(13,653)

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