Form 10KSB/A
period 2002-12-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2004-01-12
CIK 1119689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
AMENDMENT NO. 1

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

$92,500 There presently is no public market for the Registrant's common equity. The aggregate market value provided is based on the last price at which the Company sold its shares.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

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

ITEM 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

Unless otherwise noted, all dollar references are in U.S. Dollars.

On June 2, 2000, Millennium Capital Venture Holdings Inc. was incorporated under the laws of the State of Delaware. On June 26, 2001, the sole shareholder of Millennium sold its shares to Bruno Desmarais, who thus became the sole shareholder, officer and director of Millennium. Mr. Desmarais commenced looking for an acquisition candidate for Millennium.

In May 2002, Millennium appointed 4 additional members to its Board of Directors, two of whom shortly thereafter resigned. In May 2002, Millennium entered into a share exchange agreement with The Guitron Corporation, whereby it was contemplated that Millennium would acquire all of the issued and outstanding shares of common stock of The Guitron Corporation. As part of such agreement, Millennium agreed to appoint two of The Guitron Corporation's Board of Directors to the Millennium Board of Directors. Such directors were Richard Duffy and Edward Santelli. In July 2002, the parties agreed to a cancellation of the share exchange agreement and Messrs Duffy and Santelli voluntarily resigned from Millennium's Board of Directors.

Millennium's principal executive office is currently located at 9348 Basile Routhier, Montreal, Quebec, Canada. H2M 1T8. The telephone number is 514-258-6441.

General Business Plan

Millennium was formed to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation

On March 24, 2003, Millennium acquired all of the issued and outstanding shares of Mada Multimedia Inc., a Quebec corporation ("Mada"). Mada is in the business of designing, producing and marketing multimedia applications in the financial education sector. Mada also offers training courses and simulations in the stock trading sector. In connection with the acquisition, Millennium's largest shareholder, and its President and member of the Board of Directors, Mr. Bruno Desmarais, granted Mada's sole shareholder, Mario Drolet, an option to purchase 2,000,000 shares of Millennium owned by Mr. Desmarais for $350,000. Pursuant to the Share Purchase Agreement, Mr. Drolet may appoint two individuals to Millennium's Board of Directors. As of the date of this filing, Mr. Drolet has not made either of such appointments. Millennium purchased Mada for $1,000.

Millennium conducted a private placement of common stock during the first quarter of 2003 in which a total of $42,500 was raised from the sale of 850,000 shares. The funds from this offering were used for ongoing operations of Millennium.

Millennium's Business

Millennium's business operations are currently conducted through its wholly-owned subsidiary, Mada. Millennium was specifically formed for the purpose of acquiring and holding an operating company.

Mada's Business

  Business Development

Millennium Capital Venture Holdings Inc. operates through its wholly-owned subsidiary, Mada. Mada predominantly operates in the multimedia industry, developing, producing, marketing and selling financial tools to general public. Millennium was incorporated under the laws of the State of Delaware on June 2, 2000. Mada was incorporated under the laws of the Province of Quebec on December 11, 1997.

In 1996, Mada's president, Mr. Mario Drolet, designed and produced a pit trading simulator on derivative securities. The pit trading simulator was called Le Jeu de La Bourse (meaning "the Exchange Game" in English) and was a real life scenario on derivatives. Twelve participants take places in a special pit and trade Canadian dollar futures. A video teaches the players all the basic rules of the game. A market maker, played usually by Mario Drolet, acts as a major participant in the game in which the twelve participants buy and sell to the market marker. From 1996 to 1999, Mr. Drolet used this simulator in many events throughout the Province of Quebec. This simulator was particularly used by the Montreal Stock Exchange on many occasions such as bond traders parties, commerce games, International Conferences on Options and Futures, the 125th anniversary of the Montreal Stock Exchange and within the Montreal Stock Exchange's visitor gallery. These presentations were done within a company that Mr. Drolet owned known as Mada Formation.

The experience of building this simulator and the knowledge acquired from the public's exposure to it gave Mr. Drolet the basis to develop a new simulator "Market Mania". In 1999, Mr. Drolet, along with Mr. Pierre Provost, decided to build a program that would teach stock trading skills in an electronic format. During 1999, Mr. Drolet and Provost commenced design work on the product and completed an initial business plan for a product referred to as Market Mania.

Mr. Drolet did all the basic work regarding the conception of the educative part of the program and also designed all the simulation games. Mr. Drolet also used his contacts developed from 13 years in the financial markets to try to introduce the product. Mr. Drolet's contacts include various companies and people in the brokerage industry, television, newspapers, government, the Quebec Securities Commission, the Canadian Securities Institute and certain educational institutes.

Mr. Provost did a significant amount of the work associated with the writing of the business plan and conducting research regarding the marketing of the product. Mr. Provost also acted as the project manager for the production of the CDROM. In 2002, Mr. Provost left Mada to launch his own import-export business.

Mada hired Mr. Romy Belanger as head of its sales and marketing throughout the Internet community. In 2001, Mada decided to change its strategy from selling the product on the Internet to a conventional distribution system. At that point, Mr. Belanger elected to leave Mada.

The project was presented to the Investissement Quebec (programme declic pme). As a result of this presentation, Mada received a loan of CDN $100,000 in December 2000. The loan proceeds were used to produce Market Mania CD-ROMs. Mada retained the services of various consultants and design firms to assist in certain aspects of the production of the product. The project was completed and ready for commercialization in September 2001 and was initially launched in January 2002 at the Salon de l'epargne.

During 2002, Mr. Drolet introduced the Market Mania product at securities courses that he taught throughout the Province of Quebec. As a result, a total of approximately 200 units of the product were sold. Such sales were done without demonstrating the product or showing a simulation. The units were sold by Mr. Drolet personally when he undertook a tour throughout the major cities of Quebec teaching a course for the Canadian Securities Institute called "Market Psychology and Technical Analysis". At the beginning of each course, Mr. Drolet introduced Market Mania to the students. At the end of the class he sold the product to the students. The purchase of the product was not a requirement of the course curriculum.

Market Mania presently runs on Microsoft Windows 98 and 95. Mada's plan for 2004 is to redevelop the product to run on the Windows© XP ad NT operating systems, to update the library with new simulation games and release the product in a conventional distribution system. Mada estimates that it will need $50,000 to accomplish these objectives. Such amount will pay for redevelopment so that product can run on Windows© XP ad NT operating systems, conversion of the library, updating the software, a $12,000 advertisement and product placement campaign in Le Journal de Montreal (which is a 2 million daily reader newspaper), $15,000 for packaging design and printing, $4,500 to create a working demonstration version of the product on Mada's website and $3,500 for Internet publicity.

Mada also plans on hiring one (1) or two (2) employees this year, subject to having available funds. One of such employees would be focused on Mada's sales and marketing efforts.

One of the reasons that Mr. Drolet elected to develop this educational product was that he believed it could acquire financing from the Provincial government of Quebec. Mada did in fact qualify for the program known as "Declic PME" and through that program obtained a loan from the CIBC Bank in the amount of $100,000.

Our business strategy is to develop Mada's business in two stages:

  The conception and production of a financial, multimedia, educational product (eg., "Market Mania").

  To develop and produce other products in a multimedia format for financial institutions.

Mada is a Quebec company that operates in the region of Montreal. The City of Montreal has a reputation for the development of multimedia applications, which Mada believes gives it some benefits, including the availability of drawing on other multimedia companies' services and expertise. Mada also intends to qualify for government credits for research and development work by renting space within the city.

(b) Current Operations

Currently, Mada's operations consist of looking for financing partners or opportunities so that it can acquire the funding that is needed to finish some additional development work and commence sales and marketing activities. Mada and the Company have collectively met with several potentially interested investors but has been unable to close any investments as the Company is not presently trading. The management of the Company have determined to amend this offering to make it a primary offering of the Company's shares to allow it to re-contact investors once this registration statement goes effective. Should Millennium raise the funds under this primary offering, Mada's operations will consist of research and development, business development and sales and marketing.

 Since its inception on December 11, 1997, Mada has focused on training of stock-trading personnel. Mada's President, Mario Drolet is not a U.S. registered broker dealer nor is he licensed in Canada to trade in securities for the account of others. Through Mario Drolet, MADA developed and taught several courses for the Canadian Securities Institute and the Association Cooperative de Traders et Investisseurs Financiers, such as

  Courses on by-products (Canadian Securities Institute) - a course which simulated the trading of Canadian derivative on the Montreal Stock Exchange. This was a three hour course given to the management of the Quebec Securities Institute that detailed sign language, market environment and market strategies with the last hour of the course utilizing the "pit simulator" discussed earlier on page 5.

  Initiation courses (Association of Independent Traders of Montreal) - a three hour course given to new traders arriving to the Montreal Stock Exchange from other exchanges to teach them how to trade the Montreal Stock Exchange products.

  Courses A1 and A3 (Montreal Stock Exchange) - Course A-1 was a course given by Mr. Drolet and the Montreal Stock Exchange. It was an hour and one-half course introducing a market simulation with the "pit trading simulator" discussed earlier on page 5.

  Course A-3 was a course given by Mr. Drolet and the Montreal Stock Exchange. It was a 30 hour practicum for new firm traders and phone clerks introducing market environments, market participants, market strategies and hand signals.

  Private courses:

-"Become a Floor-Trader"(Montreal Stock Exchange) - a course on Canadian derivatives given by Mario Drolet to individuals wanting to become floor traders. The course was taught during a real session of trading at the Montreal Stock Exchange and taught the participants how to protect their capital while trading.

- "Become a Day-Trader" - a course given by Mario Drolet to individuals wanting to become day traders. The course was given on the floor of the Montreal Stock Exchange from 15:00 to 16:30 to teach the trading systems and technical analysis of trading.

5) Courses: "Market Maker" (Association coopérative de traders et investisseurs financiers) - a three hour course taught by Mario Drolet with the Association of Traders and Investment Bankers on the role of market makers in the stock market. The last hour of the course introduced the "pit simulator" discussed on page 5.

In the course of the year 2001, Mada developed a multimedia application for stock-trading simulations: "Passion boursière / Market Mania", an educational tool which Mada planned to commercialize during the year 2003, however due to a lack of adequate working capital Mada has delayed commercialization plans until 2004 and such plans will be subject to the ability of Mada to raise the required funds for commercialization estimated to be $50,000.

Mada's mission has two sectors:

1) To develop the activities in the production of multimedia applications sector. One of Mada's priorities is the marketing of its educational game tool: "Passion boursière/Market Mania" Version 1 and the production of "Passion boursière/Market Mania" Version 2.

2) To consolidate its activities in the financial sector by developing multimedia applications for financial training (securities industry).

The following table illustrates the activities that must be undertaken by Mada to reach profitability. This is not meant to be a comprehensive or detailed table of all steps and all contingencies but as an general description of where Mada currently is at in its business development.
Activity	Time Necessary	Desired Result	Conditions	Financing Necessary
Update Cd-rom program; set-up internet demo and design packaging	One (1) month	Program will run on XP and NT operating systems; can demo the program on-line	None	$34,500
Commence initial sales	Four (4) months	Sell a total of 5,000 units	Successful advertisement and distribution in local stores; price of $19.99 per unit	$15,500
Wider distribution	Unknown	Enter into agreements with distributors in Canada, the U.S. and Europe	Success of initial sales	$70,000 (salary, travel and other expenses)

We believe that the launch of Market Mania will include updating the CD Rom, which will include updating the scenario and contents. We will also require a remake of the actual message on the jewel case of the CD Rom. Once these two items are completed we will need to prepare for the product launch in Quebec which will require that we sign an agreement with DLL Press for printing and design of a store presentation rack at an approximate cost of $7,000. We will also need to get our internet site up and running and to beta test the demo prior to launch this is estimated to cost $1,500. We will need to get our 1-800 line operational at an estimated cost of $1,500 and print 5,000 CD-ROMs at a cost of $5,000. We plan to launch an advertising campaign with a financial magazine in Quebec at an estimated cost of $5,000.

Once we have commenced the intial distribution of product into the stores we intend to support the product with marketing. This will include travel to find new distributors in the United Statement and Europe.

Mada believes that if it sells 5,000 units in the first four months that it will be able to attract distributors with the expertise and ability to give the product a wide distribution through Canada, the U.S. and Europe.

We are not aware of any license that is required to train registered broker-dealers or traders in Canada, the U.S. or Europe.

We expect that after we have accomplished the above product development and marketing that we would start work in September 2004 on Version 1 to make it downloadable on the web.

We plan to use conventional distribution systems via retail stores and the use of other internet sites and publications to reach public markets.

All of the above plans will be contingent upon raising the necessary dollars to undertake the work under the plan, we cannot at this time accurately estimate when we will be able to commence operations but we have put all operations on hold until we receive a minimum of $50,000 from this offering.

We have made presentations to one Quebec distributor, DLL Presse, to set up a campaign with their stores to sell our product. DLL Presse has expressed an interest in representing the product and placing our CD Rom in their stores and libraries. We need to present them with our plan for product support and with the money to set up presentation racks for the stores in order to progress this discussion further. We do not have any assurances or commitment from DLL Presse that they will act as a distributor.

We do not feel that we can undertake further discussions with this distributor and any new potential distributors until we have raised the capital required to support the product, estimated to be a total of $100,000 to $125,000.

Description of Products And Services

"Passion boursière/Market Mania" is a product concept that, as far as Mada is aware, is not utilized in other educational games or programs. Conceived on CD-ROM support, it is used as an educational tool combining financial education and stock-trading simulations. The educational aspect introduces participants to the stock-trading mechanisms, the actors, certain determining events, and the various types of analyses, to then introduce the customer to trading by way of simulations. The participant is therefore called upon to trade securities on known stock-exchanges. Simulations are based on the reality of the world of electronic trading systems. This interactive multimedia tool allows the participants to learn about the world of stock-trading. During the game, the players will be able to trade products such as commodities, currencies and shares.

"Passion boursière / Market Mania" is a CD-ROM conceived for computers compatible with PCs. It combines video, sound, colour, animation and drawing. It introduces the participants to stock trading and has them live it, having a simulation which permits participants to become a true professional negotiator, with a portfolio of $500,000. The game allows the player to recreate the atmosphere of an electronic negotiation system, and to participate actively in transactions. The CD-ROM contains 18 simulations of stock-trading games. Furthermore, the participants will be able, after the purchase of the CD-ROM, to download monthly a new simulation from our Internet Site.

MADA will also offer a 1-800 line in order to offer its clientele after-sales service. We expect that this service will be assumed by GPI Communications but we do not have any agreements to that effect at this time.

Production

The production of a multimedia application can be broken-down into 4 phases, namely pre-production, production, post-production and duplication/packaging. This discussion relates to Version 1 of Market Mania.

The pre-production phase is where the general parameters of the project are defined, namely, the contest sources and the principal characteristics of the project: the logic of the progress of the production, the visual aspect of the interface, the type of data to be integrated, etc. The result of this stage is in fact comparable to a guiding plan (blueprint) which leads to the creation of a prototype.

The Production phase is where the interactive program will be conceived, according to the prototype specifications. This phase includes 2 main stages, namely the preparation of data and the programming. During the preparation of data, all of the information has to be created: sound recording, composition of the text, video images and photos, creation of illustrations and computer generated animation and the conversion, digitalization and compression of the contents into a common format.

The post-production phase consists of organizing the video, the graphs, the text and the animation to create a presentation. The pictorial presentation is assembled, the soundtracks are added to the visuals and the interactive program is completely developed. At the end of this stage, we obtain the Beta 2 Version (the master copy).

The duplication and packaging phase is the last phase before the product is commercialized. From the master copies, we proceed with the duplication of video cassettes and CD-ROMs. Finally, this last phase also consists in planning the packaging of the product. It is to be noted that part of the work will be done by Mada Multimedia; however, the majority of the work connected with the production stage will be done by sub-contractors.

Mr. Drolet does not have formal experience in these four phases of production. However, Millennium and Mada believe that Mr. Drolet can surround himself with people that are capable in these phases by hiring subcontractors. Mr. Drolet and Mada have already established contacts with people or companies that can provide services to update CD-Rom program, bring Mada's website up and running, provide marketing and sales assistance and provide introductions to retail stores.

Upon securing the funding of $50,000 referred to in the table above, Mr. Drolet will devote 100% of his time to Millennium, Mada and Mada's operations. Approximately 20 % of his time will be spent in research and development to build the version 2 of Market Mania to be ready for late 2004.

The difference between Version 1 and Version 2 will be the content. Version 1 introduces the progress of a stock, the market players with an introduction to the principals of stock market analysis. It has features about market gurus, an analysis of the crash of high-tec stocks, market simulations based on events such as the 1987 crash and a training session in a virtual school with 18 market simulations. Version 2 will include an introduction to technical analysis, the gold market, the options market, how to use self-directed registered retirement plans to trade in the stock market and 30 market simulations in regard to these items.

Version 2 will not launch until 6 months after the launch of Version 1. It will not replace Version 1 but will complement Version 1.

Mada has completed all four (4) phases of production for Version 1 of the Market Mania product, except for some minor updating of CD-Rom program to run on Windows XP and NT operating systems. This update will take approximately one month to complete. Mada will also need to do some work in designing the packaging for the product, however this is not anticipated to cause any delays in releasing the product.

Future Products and Services

If the reception of "Passion boursière / Market Mania" is favourable, Mada plans to develop Version 2 of the game, during the year 2003. Mada will also offer its services as producer in order to develop multimedia applications in the financial training sector. These applications will be adapted to the needs of corporate customers. Mada Multimedia is presently developing an interactive questionnaire game for use by the Quebec Securities Commission.

Marketing Strategy

Mada expects to sell the Market Mania product through the conventional distribution system with the help of print advertisements with newspapers and also television advertisements. Mada will focus on the Quebec and Canadian markets and commence as follows:

- Launch Market Mania in the first month from obtaining $50,000 in financing, using advertisements and product placements in the Le Journal de Montreal.

- Distribute the Market Mania product to the larger stores through conventional distribution system and distributors that have indicated an interest in selling the product. At this time, no formal distribution agreements have been entered.

- To support the Market Mania product with advertisements in strategic newspapers and articles reviewing the product in financial newspapers. Mada has received verbal indication of support from financial newspapers, but it has no guarantees or strong assurances that such articles will be published.

In the United States and Europe, Mada intends to enter into agreements with local distributors for distribution of the Market Mania product. Mada's ability to attract the interest of distributors in the United States and Europe will be based on the track record and level of success of Market Mania in Canada. Therefore, Mada believes that it must be successful in Canada in order to enter into the U.S. and European markets.

Games: Mada's objective is to commence sales immediately upon receiving the required funding ot $50,000 to all the product to get ready for launch. Since Mada does not currently have any purchase orders or a track record of sales, there is no basis to believe that any units will be sold or to provide any projections of sales. Mada will have to be able to succeed on the following plan for distribution of the Market Mania product:

- As soon as the first $50,000 of working capital is available, the Market Mania CD-Rom program will be updated to run on Windows XP and NT operating systems and released immediately thereafter in Quebec.

- Assuming the funding is received by January 31, 2005, then in March to June, 2004, Mada will identify and work with potential distributors in Canada and the United States who will sell the product commercially. To date, Mada has made contact with a potential distributor in Canada, DLL Presse, to set up a campaign with their stores to sell our product. DLL Presse has expressed an interest in representing the product and placing our CD Rom in their stores and libraries. We need to present them with our plan for product support and with the money to set up presentation racks for the stores in order to progress this discussion further.

- Locate distributors in Europe, focusing mainly on England, during June, July and August of 2004 and commence sales in England and the United States in the fall of 2004.

Targeted Markets

The market targeted for "Passion boursière / Market Mania" is comprised of three main segments: the general public, the educational sector and the institutions connected in some way to the finance environment. Our first market segment, the general public, consists generally of "Casual Gamers", who own a computer with a CD-ROM. The targeted customers are, for the most part, adults (30-65 years) who have an interest in the stock-trading and investment environments.

The second segment is the educational sector. Most secondary schools offer introductory courses in business and most colleges and universities have training programs in finance, economy or business in general. In Canada, the last report from the Council of Ministers of Education, counted 135 universities, 277 schools and 3,603 secondary schools. As for the United States, the Ministry of Education counted 35,269 secondary schools, 4,009 colleges and 2,385 universities. Management believes that the CD-ROM "Passion boursière / Market Mania" will interest pupils and professors, who will find in it an educational and entertaining complement to the theoretical courses. Management believes there will be such interest in the product because Market Mania combines two concepts: first, it is an educational tool and provides the mean for people to learn how to invest and protect capital invested in the stock market related; and second, it includes games in which the user can practice the strategies that are taught by the program. Mada has had preliminary discussions with UQAM (Université du Quebec à Montreal) to provide 93,000 units to high school students. Mada has also had initial discussions with the Ministere of Finance of Quebec to seek their interest in our product.

The last market segment consists of the group of stock traders and institutions connected to the financial sector in North America. Internet search engines include several lists of institutions connected to the finance sector. For example, Yahoo has identified more than 23 Canadian banks, 253 American banks and more than 39,996 consulting firms working in the finance sector in North America. Furthermore, the Stock Exchanges Worldwide Links count 5 Canadian stock exchanges and 12 American.

On the geographical plan, we have as an objective, to pierce, at first the Quebec and Canadian markets, before turning towards the American market. It should be noted that the East Coast states and California are priority markets for Mada Multimedia. Western Europe is also a market potentially attractive for "Passion boursière / Market Mania". To the date of this registration statement we have had contact and preliminary discussion with the following financial institutions:

- T.D. Waterhouse - presentation of our product.

- Financiere Banque Nationale - contact and discussion of products

- Desjardins Securities - presentation of our product

- E-Trade - presentation of our product.

Until such time as our product is market ready we will not be able to make any further progress with these potential users of our products.

Description of our main competitors

Following an evaluation of the products of about thirty Quebec companies working in the multimedia video game sector, we noticed that not one among them produced simulation educational stock-trading games, such as "Passion boursière / Market Mania". On the other hand, we listed, on Yahoo!, about thirty stock-trading simulation games. Most of these listed were conceived by American firms and are on-line versions. Mada is of the opinion that none of these games provide the same combination of a practical learning tool for risk management of a portfolio of securities with an entertainment or gaming concept. Clearly, however, most companies that do offer a stock-trading simulation have far greater resources than Mada that enhances such companies' abilities to penetrate markets, secure advertising, attract distributors and retailers and further develop their products. This gives such companies a distinct and significant advantage over Mada's product.

Strategy for the Establishment of Price

Mada Multimedia will opt for a price strategy of "market penetration". This strategy aims to appropriate market share by offering products at prices which are slightly under the average market prices. According to a small inquiry which we made with distributors and retailers, the retail price for a video game on PC support (CD-ROM) varies between $50.00 and $75.00 per unit (for a novelty). "Passion boursière / Market Mania" Version 1 will be sold in a box in its CD-ROM version for $20.00 Canadian, or $14.00 US plus shipping and handling. However, Version 2 will be sold for $40.00 Canadian or $26.00 US plus shipping and handling.

Currently, Mada's on-line demonstration program is not available on its website. Therefore, part of the funds of $50,000 targeted for updating the program includes putting a demonstration unit on Mada's website. Buyers of the CD-Rom program will be given a serial number that will enable them to download a new simulation game every month from the website. It is hoped that this additional feature will enhance the value of the product.

Promotion Strategy

Mada Multimedia will use four (4) several promotional tools to make known "Passion boursière / Market Mania" to its targeted clientele.

1. Internet : Our e-marketing strategy will rest on three major elements: Mada's Web Site, the advertising investment for the Internet and our targeted clientele's requests by e-mail.

- Mada Multimedia's Web Site: The development and preservation of a visibility on the Internet is without a doubt a priority in our marketing strategy. The development of a Web Site will allow Mada to promote its products and services, while offering its clientele relevant information which is constantly updated by our personnel. We produced the construction of our Web Site (to optimize), where one finds various types of information: description of Mada, products and services, personnel and contacts, free downloadable demos, list of relevant links to the financial sector, multimedia and video games. We shall also see to the installation of an e-trade link (application of the I-WEB Group) to allow our clientele to order and purchase "on-line" "Passion Boursière / Market Mania". Finally, Mada will endeavor to list its Web Site on the main search engines or on the reference sites. This method will allow us to increase our Site's visibility.

- Investment and Advertising Agreements on the Web:

Mada Multimedia will purchase advertising space on the Web Sites, which are frequented by our targeted clientele. We shall grant priority to certain search engines and to the relevant portals. Mada Multimedia will also target reference sites in the business and finance sectors, such as Webfin. Mada Multimedia has concluded an agreement with the a firm who specializes in the placement of investment advertising on the Internet, in order to establish an alliance which will allow us to promote our products on the large virtual canvas (Canada, the United States and Europe). Mada will also proceed with the exchange of tiles (links) with the Web Sites of various organizations working in the financial and stock-trading sectors: the main stock market sites worldwide, brokerage firms, banks and consulting firms.

- Direct Solicitation on the Internet :

Mada Multimedia also intends to seek its targeted clientele for its product "Passion Boursière/Market Mania", by e-mail (prospecting letters and advertising documents). Mada intends to develop a list of targeted clientele through presentations, meetings with brokers and holding seminars. Also lists of potential clients can be bought from marketing agencies.

In conclusion, we wish to underline that 74% of Canadian multimedia producers promote their products through the Internet. This is explained by the strong penetration of the Internet on the Canadian market, as much for personal, as for commercial ends. According to the last report of Internet Planner 2000 by the firm AC Nielsen, in October, 1999, 49% of Canadians 12 years and over, were on-line.

2. Promotion by Shareware:

In order to increase the visibility of the game, Mada Multimedia would be interested in distributing for free, or for a very low price, and as a CD-ROM, a partial version (a demo) of "Passion boursière/Market Mania". This strategy would allow the players to try the game and to order the complete boxed version afterwards.

3. Promotion and Electronic Media:

Mada Multimedia is presently negotiating with the producers of a financial news radio show on channel CJMS730 in Montreal for the right to promote "Passion boursière / Market Mania" during its broadcast.

4. Fairs and Events: Mada Multimedia also intends to participate in several trade fairs connected to the financial sector or to that of video games. We shall target events in Canada (Quebec, Ontario and British Columbia) and in the United States (the East Coast states and California), which will interest our clientele and cover our targeted markets. Participation in these events will allow us to present "Passion boursière / Market Mania", to wrap-up business connections, to study the market advantageously, to learn more about our competitors and their products, and, naturally, to realize sales.

Patents

 Millennium owns no patents and no Internet domain names. Mada owns the domain name www.market-mania.net.

Employees

Millennium has no full-time or part-time employees. Mr. Drolet, the sole officer of Millennium, currently provides a portion of his time to the activities of Millennium and Mada without compensation. Upon Millenium obtaining additional financing of $50,000, Mr. Drolet will commit all of his time to Millenium and Mada. Mada expects to hire two (2) additional employees during the next 12-month period, which will be financed from sales of units.

ITEM 2. DESCRIPTION OF PROPERTY.

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

Mr. Tay, the president and sole director of Millennium as at June 2, 2000 was the sole director and controlling shareholder of DotCom Internet Ventures Ltd. The shares issued to DotCom Internet Ventures Ltd. were in return for services provided to Millennium by DotCom Internet Ventures Ltd., in lieu of cash. Such services were valued at $500 and consisted of incorporation and organization of the corporation. With respect to the stock issued to DotCom Internet Ventures Ltd., Millennium relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. No shares of this offering were offered to any other person or entity. The manner of the solicitation was done internally due to the fact that at that time Mr. Tay was the controlling person of both Millennium and DotCom Internet Ventures Ltd. All information pertaining to Millennium was available to DotCom Internet Ventures Ltd. due to the positions held by Mr. Tay. On June 26, 2001, DotCom Internet Ventures Ltd. sold its 5,000,000 shares to Mr. Bruno Desmarais, the present officer and director of Millennium. No underwriting discounts, commissions, finder's fees or other expenses were paid in connection with this sale of stock.

In April 2002, Millennium issued 1,000,000 shares of its common stock to eight (8) consultants that provided actual services to Millennium, which were valued at $0.10 per share. The consultants and the services that they provided are identified as follows:

Marie Josée Bellefeuille provided almost 500 hours of secretarial work for Millennium. Ms. Bellefeuille's duties included reviewing, correcting, and composing all material and correspondence sent by Mr. Desmarais and to follow up with all reports. Ms. Bellefeuille billed her time at $15.00 per hour and thus here services were valued at $7,283.40. Each share was valued at $0.10 per share or 72,834 shares.

Benoit Beaudin provided marketing, packaging and distribution on Mada's software and as provided advice as to how to market, build and distribute the software and provided significant contacts. Mr. Beaudin's services were bill at $250 per hour, resulting in the issuance of 135,649 shares at $0.10 per share.

Christian St- Arnault assisted the company in the logistics relating to moving into new headquarters, he as arranged for manual labor, such as painting, plastering, installation of fixture, floor, and plumbing. Mr. St-Arnault also provided $2,500 worth of raw materials. Mr. St. Arnault's services were billed at $45 per hour for a total value of $5,809.70 and resulted in the issuance of 58,097 shares.

André St. Arnaud acted as consultant for Millennium with regards to public markets and marketing strategies. Mr. St-Arnault also provided contacts with U.S. and Canadian brokers. Mr. St. Arnault's services were billed at $75 per hour for a total of $9,600, result in the issuance of 96,000 shares.

Nil Lapointe acted as a consultant for Millennium developing different aspects of marketing, computer technology, design, production, strategy and sales. Mr. Lapionte's services were billed at $175 per hour for a total of $14,998, resulting in the issuance of 149,980 shares.

Normand Vidal worked as a consultant and programmer for Mada, helping to build, design, modernize and test the software. Mr. Vidal's services were billed at $125 per hour for a total of $18,740, resulting in the issuance of 187,440 shares.

Mr. W. Scott Lawler provided legal services related to U.S. securities law valued at $15,000 at $175 per hour resulting in the issuance of 150,000 shares.

Mr. Richard St-Julien provided various consulting services and legal services related to Canadian law valued at $15,000 resulting in the issuance of 150,000 shares.

The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission thereunder. There were a total of eight (8) individuals that were offered shares under this offering. All offerees had close business and/or personal relationships with Millennium or its prior President, Mr. Bruno Desmarais. Each offeree was provided access to Millennium's financial statements and any other information that they deemed relevant or necessary in making their respective decision to accept shares of common stock in exchange for services. Each offeree was deemed to have the financial or business experience necessary to evaluate the risks of their investment in Millennium. Two (2) of the offerees, Mr. Andre St. Arnaud and Mr. LaPointe, became members of Millennium's Board of Directors almost immediately following the issuance of these shares. Two (2) of the offerees, Mr. St. Julien and Mr. Lawler, are legal counsel for Millennium. No commissions or finders fees were paid by Millennium in connection with the sale of these shares.

Since becoming Millennium's major shareholder in June 2001, Mr. Bruno Desmarais has loaned an aggregate of $7,010 to Millennium, which is carried on Millennium's financial statements as a shareholder's loan. This loan has been made without the execution of any loan agreement or other document and currently has no repayment terms or terms regarding accrual of interest. This loan is also unsecured.

In January 2003, in order to raise capital for Millennium's ongoing needs for accounting services, legal representation and auditing, Millennium conducted a private placement of its securities. Under such offering, Millennium sold 850,000 shares of common stock and realized total proceeds of $42,500 from such sales. The shares were sold to family members, business associates, close friends of Millennium's officers and directors. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission thereunder. No commissions or finders fees were paid by Millennium in connection with the sale of these shares.

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

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

<R.The Company has 6,850,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. As at December 31, 2002, the Company had $-0- in cash and $-0 as at December 31, 2001.

Plan of Operation.

The following plan of operation for the company covers the twelve (12) month period commencing from the date of this annual report.

As of August 2001, Mr. Desmarais, who at the time was the Company's sole officer and director and who is as of the date of the filing of this amended report the Company's largest shareholder, agreed to lend the Company funds that may be necessary for its operations during the next twelve (12) month period. It is expected that such requirements will not exceed $50,000. The Company has no other sources of financing or means of meeting its cash requirements.

The Company has no intention of conducting product research and development, purchasing any plant or significant equipment or making any significant changes in the number of employees during the next twelve (12) month period. If the Company is successful in achieving its financing plans for its newly acquired subsidiary, Mada Multimedia Inc., the Company would anticipate that up to 2 employees will be hired to assist in the operations of Mada Multimedia. As of the date of this annual report, there is no basis to believe that such financing will be achieved at any time.

 Off-Balance Sheet Arrangements.

The Company, as of the original date of this report and as of the date that this amended report is filed with the SEC, has no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

FINANCIAL STATEMENTS
AS AT THE FISCAL YEARS ENDED DECEMBER 31, 2002 AND 2001

with

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Independent Auditors' Report

To the Shareholders of
Millennium Capital Venture Holdings Inc.
(A Development Stage Company)

We have audited the balance sheets of Millennium Capital Holdings Inc. (A Development Stage Company) as at December 31, 2002 and the statements of operations and shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

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
Calgary, Canada April 12, 2003	/s/ Grant Thornton LLC Chartered Accountants

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) BALANCE SHEET
ASSETS	December 31, 2002	December 31, 2001
Current assets
Cash	$--	$--

Total Current Assets	--	--

Total assets	$--	$--

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	63	--
Accounts payable	13,821	--
Shareholder's loan	7,010	--
Accrued income taxes	90	60

Total current liabilities	20,984	60

Total liabilities	$20,984	$60

Stockholders' deficit
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	--	--
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,000,000 issued and outstanding	100,500	500

Accumulated Deficit	(121,484)	(560)

Total stockholders' deficit	(20,984)	(60)

Total liabilities and stockholders' deficit	$--	$--

 The accompanying notes are an integral part of the unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
	Year to December 31, 2002	Year to December 31, 2001	June 2, 2000 (Inception) to December 31, 2002

Income	$--	$--	$--

Expenses

Legal and accounting	34,439	--	34,439
Consultancy fees	71,909	--	71,909
Organization expenses	--	--	500
Administrative expenses	14,546	--	14,546

Total Expenses	120,894	--	121,394

Provision for income taxes	30	30	90

Net Loss	$(120,924)	$(30)	$(121,484)

Net Income (Loss) per Common Share	$(0.021)	$(0.0001)	$(0.023)

Weighted Average Number of Common Shares Used in Calculation	5,728,767	5,000,000	5,282,378

The accompanying notes are an integral part of the financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Year to December 31, 2002	Year to December 31, 2001	June 2, 2000 (Inception) to December 31, 2002
Cash from operating activities:
Net (loss) from continuing operations	$(120,924)	$(30)	$(121,484)
Issue of common stock for service	100,000	--	100,500
Accrued franchise tax	30	30	90
Changes in operating assets and liabilities:
Accounts payable	13,821	--	13,821
Net cash flows from operating activities	(7,073)	--	(7,073)

Cash from investing activities:	--	--	--

Cash from financing activities:
Shareholder's loan	7,010	--	7,010
	7,010	--	7,010

Net change in cash and cash equivalents	(63)	--	(63)
Cash at beginning of period	--	--	--
Cash at end of period	$(63)	$--	$(63)

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

Financial Statement Presentation

This summary of significant accounting policies of MILLENNIUM CAPITAL VENTURES HOLDINGS, INC is presented to assist in understanding of the Company financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the financial statements, which are stated in the U.S. Dollars.

Organization and Business Operations

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

Note 3. Subsequent events

On March 24, 2003, the Company acquired all of the issued and outstanding shares of Mada Multimedia Inc., a private Quebec corporation that specializes in the conception, production and marketing of multimedia application in the financial education sector. The outstanding shares of Mada Multimedia were acquired from its founder and sole shareholder, Mr. Mario Drolet. Millennium paid $1,000 US for the shares of Mada Multimedia due to the fact that Mada Multimedia has historically operated at a deficit. However, Millennium believes that the company has valuable assets and a promising business plan that will result in the company reaching profitability in the next one to two fiscal years. Millennium's President and largest shareholder, Mr. Bruno Desmarais, provided Millennium with a loan for the purposes of acquiring the shares of Mada Multimedia.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 31, 2003, the Board of Directors of Millennium dismissed Mr. Stan J.H. Lee, CPA, as Millennium's independent auditors. Mr. Lee audited Millennium's financial statements for the Company's two most recent fiscal years ended December 31, 2001.

The report of Mr. Lee accompanying the audit for the Company's two most recent fiscal years ended December 31, 2001 was not qualified or modified as to audit scope or accounting principles. Such report however did contain an adverse going concern opinion regarding the Company's operations.

During our two most recent fiscal years ended December 31, 2001, there were no disagreements between the Company and Mr. Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and no reportable events as such term is defined by paragraph (a)(1) (iv) of Item 304 or Regulation S-B promulgated by the Securities and Exchange Commission ("Regulation S-B") and no matters identified by Mr. Lee involving our internal control structure or operations which was considered to be a material weakness.

On March 31, 2003, the Board of Directors of Millennium appointed Grant Thornton LLP as the Company's new independent accountants. During its two most recent fiscal years ended December 31, 2001, the Company did not consult with Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Company consult with Grant Thornton with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a) (1) (iv) of Item 304 of Regulation S-B.

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

Nil LaPointe, has served as a Director since May 9, 2002. Mr. LaPointe has been a self-employed financial services consultant from 1999 to present. From 1996 to 1999, Mr. LaPointe was a broker with PFFL. Mr. LaPointe presently lives in Montreal, Quebec. He holds a B.A. in Agriculture from Laval University.

Andre St. Arnaud, has been a Director since May 9, 2002. Since 1992, Mr. St. Arnaud has been a supervisor with Industriotec, which is a company that designs, builds and installs plumbing and electrical devices. Previously, Mr. Arnaud was a trader with the Montreal Stock Exchange. Mr. Arnaud resides in Montreal, Quebec.

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
(2) These shares are held in the name Mr. St. Arnaud and his children Sylvain St. Arnaud and Christian St. Arnaud.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 2, 2000, Millennium issued to 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd. in exchange for services rendered to Millennium valued at $500. Mr. Tay, who at that time was the president and sole director of Millennium, was the sole director and controlling shareholder of DotCom Internet Ventures Ltd. Due to such relationships, DotCom Internet Ventures and Mr. Tay are regarded as founders of Millennium. The services rendered to Millennium by DotCom Internet Ventures consisted of the incorporation, organization and formation of Millennium.

Since becoming Millennium's major shareholder in June 2001, Mr. Bruno Desmarais has loaned an aggregate of $7,010 to Millennium, which is carried on Millennium's financial statements as a shareholder's loan. This loan has been made without the execution of any loan agreement or other document and currently has no repayment terms or terms rgarding accrual of interest. This loan is also unsecured.

On April 22, 2003, Millennium's President and sole member of the Board of Directors, Mr. Bruno Desmarais, loaned to Millennium $1,000 to close the acquisition of Mada Multimedia. This amount is included in the loan description in the immediately preceding paragraph.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

 (10.3) Share Purchase Agreement between the Company, Bruno Desmarais, Mada Multimedia Inc. and Mario Drolet filed as an exhibit to the Company's Annual Report on Form 10-KSB on April 15, 2003, and incorporated herein by reference.

(23) Consent of independent auditors, Grant Thornton LLP, filed herewith.

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

MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.

By:

/s/ MARIO DROLET
Mario Drolet
President, Chief Executive Officer, Treasurer
Date: December 31, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
Signature	Title	Date
/s/ MARIO DROLET Mario Drolet	President, Chief Executive Officer, Treasurer and Member	December 31, 2003
/s/ NIL LAPOINTE Nil Lapointe	Member of the Board of Directors of the Board of Directors	December 31, 2003
/s/ ANDRE ST. ARNAUD Andre St. Arnaud	Member of the Board of Directors	December 31, 2003

SECTION 302 CERTIFICATION

I, Mario Drolet, certify that:

1. I have reviewed this amended annual report of Millennium Capital Venture Holdings, Inc. (the "Registrant")

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statement, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. As the Registrant's sole certifying officer, I

a) am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant;

b) have designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which the amended annual report is being prepared;

c) have evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and

d) have presented in this amended annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6. As the Registrant's sole certifying officer, I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 31, 2003	By:	/s/ MARIO DROLET Name: Mario Drolet Title: President and Acting Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002

In connection with the Amendment No. 1 to the Annual Report of Millennium Capital Venture Holdings, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mario Drolet, President and acting CFO of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MARIO DROLET
Name: Mario Drolet
Title: President, acting CFO
Dated: December 31, 2003