Form 10QSB/A
period 2003-09-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2004-01-27
CIK 1119689

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

AMENDMENT NO. 2

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

Statements of Operations 4

Statements of Cash Flows 5

Statements of Stockholders' Equity 6

Notes to Unaudited Consolidated Financial Statements 7 to 8

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS	September 30, 2003 Unaudited		December 31, 2002 Audited
Current assets
Cash	$23,554	$	---
Accounts Receivable	6,646		---
Loans receivable	27,599		---

Total Current Assets	57,799		---

Goodwill on acquisition	5,680		---
Development costs	37,337		---

Property and equipment
Office equipment	163		---

Total assets	$100,979	$	---

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank	-		63
Accounts payable	52,926		13,821
Acquisition cost payable	1,000		---
Shareholder's loan	7,010		7,010
Accrued income taxes	311		90
Current portion of long term debt	53,385		---

Total current liabilities	114,632		20,984

Total liabilities	$114,632		$20,984

Stockholders' equity
Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, none issued and outstanding.	---		---
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 6,850,000 and 6,000,000 issued and outstanding for 2003 and 2002	685		600
Additional Paid in Capital	142,615		99,900
Accumulated Deficit	(156,653)		(121,484)

Total stockholders' equity	(13,653)		(20,984)

Total liabilities and stockholders' equity	$100,979	$	---

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

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited
	Nine months ended September 30, 2003		Nine months ended September 30, 2002
Cash from operating activities:
Net (loss)	$(35,169)		$(113,677)
Issue of common stock for services	---		100,000
Changes in operating assets and liabilities:
Accounts payable	18,262		7,336
Accounts receivable	(6,245)		---
			---
Net cash flows from operating activities	(23,152)		(6,341)

Cash from investing activities:	---		---
Acquisition of subsidiary (Note 2)	(1,000)		---
			---
	(1,000)

Cash from financing activities:
Issue of stock	42,500		------
Shareholder's loan (repayment)	-		6,341
Acquisition cost Mada	1,000		---
Long Term Debt	4,269		---
Bank overdraft	(63)		---
	47,706		6,341

Net change in cash and cash equivalents	23,554		---
Cash at beginning of period	0		---
Cash at end of period	$23,554	$	---

See notes to unaudited financial statements.

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Unaudited

	Preferred Stock		Common Stock				Total
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders Equity
At June 2, 2000	---	---	5,000,000	$ 500	$ -	---	$ 500

Net loss for the year 2000	---	---	---	---	---	$ (530)	$ (530)
Balance, December 31, 2000	---	---	5,000,000	$ 500	---	$ (530)	$ (30)

Net loss for the year 2001	---	---	---	---	---	$ (30)	$ (30)

Balance, December 31, 2001	---	---	5,000,000	$ 500	-	$ (560)	$ (60)

Issue of stock for services	---	---	1,000,000	$ 100	$ 99,900	---	$ 100,000

Net loss for the year 2002	---	---	---	---	---	$ (120,924)	$ (120,924)

Balance, December 31, 2002	---	---	6,000,000	$ 600	$	$ (121,484)	$ (20,984)

Issue of stock	---	---	850,000	85	42,415	---	42,500

Net loss	---	---	---	---	---	(35,169)	(35,169)

Balance September 30, 2003	---	---	6,850,000	$ 685	$ 142,315	(156,653)	(13,653)

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

MILLENNIUM CAPITAL VENTURE HOLDINGS INC.

Date: January 23, 2004

By: /s/ MARIO DROLET
Name: Mario Drolet
Title: President, Chief Executive Officer, Treasurer and Director