Form 10KSB
period 2003-12-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2005-03-14
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003.

|_| TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number: 0-31457

                    MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.
                 (Name of small business issuer in its charter)

          DELAWARE                                             23-3048444
----------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                               1 Place Ville-Marie
                                   Suite 2821
                                  Montreal, Qc
                                     H3B 4R4

               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

                                Tel: 514-448-6710
                              --------------------
                           (Issuer's telephone number)

                    1000 de la Gauchetiere West, Suite 2400,
                            Montreal, Quebec H3B 4W5

          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

|_|Yes  |X|  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$92,500 There presently is no public market for the Registrant's common equity. The aggregate market value provided is based on the last price at which the Company sold its shares

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

      (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

|_| Yes |_| No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,850,000 as of March 14, 2004.

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

Transitional Small Business Disclosure Format (Check one): |_| Yes |X|  No

                                TABLE OF CONTENTS

PART I                                                                                              4

ITEM 1. DESCRIPTION OF BUSINESS                                                                     4

ITEM 2. DESCRIPTION OF PROPERTIES.                                                                  5

ITEM 3. LEGAL PROCEEDINGS                                                                           5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         5

PART II                                                                                             5

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                    5

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                   7

ITEM 7. FINANCIAL STATEMENTS                                                                        9

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE        10

PART III                                                                                            11

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH               11
SECTION 16(A) OF THE EXCHANGE ACT 16

ITEM 10. EXECUTIVE COMPENSATION                                                                     12

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                             12

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                             12

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                                           13

ITEM 14. CONTROLS AND PROCEDURES                                                                    14

SIGNATURES                                                                                          14

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

On February 4, 2005, Mr. Andre St-Arnaud, Mr. Nil Lapointe, Mr. Mario Drolet and Mr. Bruno Desmarais resigned as Directors and Officers of Millennium Capital Venture Holdings Inc.

Mr. Francis Mailhot has been nominated and appointed as a Director and as President and CEO of Millennium Capital Venture Holdings Inc. Millennium's principal executive office is currently located at1 Place Ville-Marie Suite 2821 Montreal, Quebec H3B 4R4, Canada. H2M 1T8. The telephone number is 514-448-6710.

General Business Plan

Millennium was formed to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation

On March 24, 2003, Millennium acquired all of the issued and outstanding shares of Mada Multimedia Inc., a Quebec corporation ("Mada"). Mada is in the business of designing, producing and marketing multimedia applications in the financial education sector. Mada also offers training courses and simulations in the stock trading sector. In connection with the acquisition, Millennium's largest shareholder, and its President and member of the Board of Directors, Mr. Bruno Desmarais, granted Mada's sole shareholder, Mario Drolet, an option to purchase 2,000,000 shares of Millennium owned by Mr. Desmarais for $350,000. Pursuant to the Share Purchase Agreement, Mr. Drolet may appoint two individuals to Millennium's Board of Directors. As of the date of this filing, Mr. Drolet has not made either of such appointments. Millennium purchased Mada for $1,000.

Millennium conducted a private placement of common stock during the first quarter of 2003 in which a total of $42,500 was raised from the sale of 850,000 shares. The funds from this offering were used for ongoing operations of Millennium

Millennium's business operations were currently conducted through its wholly-owned subsidiary, Mada. Millennium was specifically formed for the purpose of acquiring and holding an operating company.

Millennium is still acquiring and holding an operating company.

Employees

Millennium has no full-time or part-time employees.

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

Mr. Tay, the president and sole director of Millennium as at June 2, 2000 was the sole director and controlling shareholder of DotCom Internet Ventures Ltd. The shares issued to DotCom Internet Ventures Ltd. were in return for services provided to Millennium by DotCom Internet Ventures Ltd., in lieu of cash. Such services were valued at $500 and consisted of incorporation and organization of the corporation. With respect to the stock issued to DotCom Internet Ventures Ltd., Millennium relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. No shares of this offering were offered to any other person or entity. The manner of the solicitation was done internally due to the fact that at that time Mr. Tay was the controlling person of both Millennium and DotCom Internet Ventures Ltd. All information pertaining to Millennium was available to DotCom Internet Ventures Ltd. due to the positions held by Mr. Tay. On June 26, 2001, DotCom Internet Ventures Ltd. sold its 5,000,000 shares to Mr. Bruno Desmarais, the past officer and director of Millennium. No underwriting discounts, commissions, finder's fees or other expenses were paid in connection with this sale of stock.

In April 2002, Millennium issued 1,000,000 shares of its common stock to eight
(8) consultants that provided actual services to Millennium, which were valued at $0.10 per share. The consultants and the services that they provided are identified as follows:

Marie Josee Bellefeuille provided almost 500 hours of secretarial work for Millennium. Ms. Bellefeuille's duties included reviewing, correcting, and composing all material and correspondence sent by Mr. Desmarais and to follow up with all reports. Ms. Bellefeuille billed her time at $15.00 per hour and thus here services were valued at $7,283.40. Each share was valued at $0.10 per share or 72,834 shares.

Benoit Beaudin provided marketing, packaging and distribution on Mada's software and as provided advice as to how to market, build and distribute the software and provided significant contacts. Mr. Beaudin's services were bill at $250 per hour, resulting in the issuance of 135,649 shares at $0.10 per share.

Christian St- Arnault assisted the company in the logistics relating to moving into new headquarters, he as arranged for manual labor, such as painting, plastering, installation of fixture, floor, and plumbing. Mr. St-Arnault also provided $2,500 worth of raw materials. Mr. St. Arnault's services were billed at $45 per hour for a total value of $5,809.70 and resulted in the issuance of 58,097 shares.

Andre St. Arnaud acted as consultant for Millennium with regards to public markets and marketing strategies. Mr. St-Arnault also provided contacts with U.S. and Canadian brokers. Mr. St. Arnault's services were billed at $75 per hour for a total of $9,600, result in the issuance of 96,000 shares.

Nil Lapointe acted as a consultant for Millennium developing different aspects of marketing, computer technology, design, production, strategy and sales. Mr. Lapionte's services were billed at $175 per hour for a total of $14,998, resulting in the issuance of 149,980 shares.

Normand Vidal worked as a consultant and programmer for Mada, helping to build, design, modernize and test the software. Mr. Vidal's services were billed at $125 per hour for a total of $18,740, resulting in the issuance of 187,440 shares.

Mr. W. Scott Lawler provided legal services related to U.S. securities law valued at $15,000 at $175 per hour resulting in the issuance of 150,000 shares.

Mr. Richard St-Julien provided various consulting services and legal services related to Canadian law valued at $15,000 resulting in the issuance of 150,000 shares.

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

Since becoming Millennium's major shareholder in June 2001, Mr. Bruno Desmarais has loaned an aggregate of $7,010 to Millennium, which is carried on Millennium's financial statements as a shareholder's loan. This loan has been made without the execution of any loan agreement or other document and currently has no repayment terms or terms regarding accrual of interest. This loan is also unsecured.

In January 2003, in order to raise capital for Millennium's ongoing needs for accounting services, legal representation and auditing, Millennium conducted a private placement of its securities. Under such offering, Millennium sold 850,000 shares of common stock and realized total proceeds of $42,500 from such sales. The shares were sold to family members, business associates, close friends of Millennium's officers and directors. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission thereunder. No commissions or finders fees were paid by Millennium in connection with the sale of these shares.

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

..The Company has 6,850,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. As at December 31, 2003, the Company had $-0- in cash and $-0 as at December 31, 2002.

Plan of Operation.

The following plan of operation for the company covers the twelve (12) month period commencing from the date of this annual report.

As of August 2001, Mr. Desmarais, who at the time was the Company's sole officer and director and who is as of the date of the filing of this amended report the Company's largest shareholder, agreed to lend the Company funds that may be necessary for its operations during the next twelve (12) month period. It is expected that such requirements will not exceed $50,000. The Company has no other sources of financing or means of meeting its cash requirements.

The Company has no intention of conducting product research and development, purchasing any plant or significant equipment or making any significant changes in the number of employees during the next twelve (12) month period. If the Company is successful in achieving its financing plans for its newly acquired subsidiary, Mada Multimedia Inc., the Company would anticipate that up to 2 employees will be hired to assist in the operations of Mada Multimedia. As of the date of this annual report, there is no basis to believe that such financing will be achieved at any time.

Off-Balance Sheet Arrangements.

The Company, as of the original date of this report and as of the date that this amended report is filed with the SEC, has no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

                        MILLENNIUM CAPITAL HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                        MILLENNIUM CAPITAL HOLDINGS, INC.
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2003

                                TABLE OF CONTENTS

Report of Independent Auditors                                                 1

Balance Sheet                                                                  2

Statement of Operations                                                        3

Statement of Cash Flows                                                        4

Statement of Stockholders' Equity                                              5

Notes to Financial Statements                                              6 - 7

Schwartz Levitsky Feldman LLP
COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
Millennium Capital Holdings, Inc.
(A Development Stage Company)

We have audited the balance sheets of Millennium Capital Holdings, Inc. (A Development Stage Company) as at December 31, 2003 and the statements of operations and stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Capital Holdings, Inc. as at December 31, 2003 and the results of its operations and its cash flows for each of the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in note 1 to the financial statements, the company was only recently formed, has no revenue and has not yet commenced any formal business operations. This factor raises substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The financial statements as at December 31, 2002 and for the year then ended were audited by other auditors, who expressed an opinion without reservation on the statements in their report dated April 12, 2003.


                                               /s/ Schwartz Levitsky Feldman LLP
Montreal, Quebec                               ---------------------------------
February 15, 2005                              Chartered Accountants

MILLENNIUM CAPITAL HOLDINGS, INC.

(A Development Stage Company)

Balance Sheet

As at December 31, 2003 and December 31, 2002
                                                                          Page 2
--------------------------------------------------------------------------------

                                                            2003                2002
                                                        ---------------    ---------------
ASSETS

Current
    Cash                                                $            --    $            --
                                                        ===============    ===============

LIABILITIES

Current
    Bank indebtedness                                   $            --    $            63
    Accounts payable                                    $         5,000    $        13,821
                                                        ---------------    ---------------
    Income taxes                                                     --                 90
    Shareholder's loan                                               --              7,010
                                                        ---------------    ---------------
                                                                  5,000             20,984
                                                        ---------------    ---------------
STOCKHOLDERS' DEFICIT

Capital stock                                                       685                600
Additional paid in capital                                      142,315             99,900
Accumulated deficit                                            (148,000)          (121,484)
                                                        ---------------    ---------------
Total stockholders' deficit                                      (5,000)           (20,984)
                                                        ---------------    ---------------
Total liabilities and stockholders' deficit             $            --    $            --
                                                        ===============    ===============

Approved on behalf of the board:

_________________________________Director

_________________________________Director

The accompanying notes are an integral part of these financial statements

MILLENNIUM CAPITAL HOLDINGS, INC. (A Development Stage Company)
Statement of Operations
For the Years Ended December 31, 2003, December 31, 2002 and From Inception

                                                                          Page 3
--------------------------------------------------------------------------------

                                                                          June 2, 2000
                                                                           (Inception)
                                                                                    to
                                                                           December 31,
                                              2003             2002              2003
                                           ------------    ------------    ------------
Revenue                                    $         --    $         --    $         --
                                           ------------    ------------    ------------
Operating expenses
    Professional fees                            25,122          34,439          59,561
    Consultants fees                                 --          71,909          71,909
    Other expenses                               15,047          14,546          30,093
                                           ------------    ------------    ------------
                                                 40,169         120,894         161,563
                                           ------------    ------------    ------------
Loss before other item and income taxes         (40,169)       (120,894)       (161,563)
    Gain on settlement of debt                   13,653              --          13,653
                                           ------------    ------------    ------------
Loss before income taxes                        (26,516)       (120,894)       (147,910)
    Income taxes                                     --              30              90
                                           ------------    ------------    ------------
Net loss                                   $    (26,516)   $   (120,924)   $      (148,
                                           ============    ============    ============

Net loss per common share                  $      (.004)   $      (.021)   $      (.022)
                                           ============    ============    ============
Weighted average number of common shares
used in calculation                           6,815,068       5,728,767       6,815,058
                                           ============    ============    ============

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.

(A Development Stage Company)

Statement of Cash Flows

For the Years Ended December 31, 2003, December 31, 2002 and From Inception

                                                                         Page 4
--------------------------------------------------------------------------------

                                                                                 June 2, 2000
                                                                                  (Inception)
                                                                                      to
                                                                                 December 31,
                                                   2003            2002              2003
                                              -------------    -------------    -------------
Operating activities
    Net loss from continuing operations       $     (26,516)   $    (120,924)   $    (148,000)
                                              -------------    -------------    -------------
    Issue of common stock for service                42,500          100,000          143,000
    Income taxes                                        (90)              30               --
    Accounts payable                                 (8,821)          13,821            5,000
    Gain on settlement of debt                      (13,653)              --          (13,653)
                                              -------------    -------------    -------------
Net cash used in operating activities                (6,580)          (7,073)         (13,653)
                                              -------------    -------------    -------------
Financing activities
    Proceeds from settlement of debt                 13,653               --           13,653
    Stockholder's loan                               (7,010)           7,010               --
                                              -------------    -------------    -------------
Net cash provided by financing activities             6,643            7,010           13,653
                                              -------------    -------------    -------------
Net increase (decrease) in cash and cash                 63              (63)              --
equivalent
Cash and cash equivalent, beginning of year             (63)              --               --
                                              -------------    -------------    -------------
Cash and cash equivalent, end of year         $          --    $         (63)   $          --
                                              =============    =============    =============

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.

(A Development Stage Company)

Statement of Stockholders' Equity

For the Year Ended December 31, 2003
                                                                         Page 5
--------------------------------------------------------------------------------

                                  Common Stock                                        Total
                              ----------------------                                  ------
                                                       Additional
                                                       Paid in      Accumulated    Stockholders'
                               Shares       Amount     Capital      Deficit           Equity
                              ---------   ----------   ----------   ----------        ------
At June 2, 2000               5,000,000   $      500   $       --   $       --    $      500

Net loss for the year 2000           --           --           --         (530)         (530)
                              ---------   ----------   ----------   ----------        ------

Balance, December 31, 2000    5,000,000          500           --         (530)          (30)

Net loss for the year 2001           --           --           --   $      (30)   $      (30)
                              ---------   ----------   ----------   ----------        ------

Balance, December 31, 2001    5,000,000          500           --          (560)          (60)

Issue of stock for
services                      1,000,000          100       99,900           --       100,000

Net loss for the year 2002           --           --           --      (120,924)     (120,924)
                              ---------   ----------   ----------   ----------        ------

Balance, December 31,2002     6,000,000          600       99,900     (121,484)      (20,984)

Issue of stock                  850,000           85       42,415           --        42,500

Net loss                             --           --           --      (26,516)      (26,516)
                              ---------   ----------   ----------   ----------        ------


Balance, December 31, 2003    6,850,000   $      685   $  142,315   $ (148,000)       $(5,00)
                              =========   ==========   ==========   ==========        ======

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS INC. (A Development Stage Company)

Notes to Financial Statements
December 31, 2003

                                                                        Page 6
--------------------------------------------------------------------------------

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

Organization and Business Operations Millennium Capital Ventures Holdings, Inc. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2003, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is December 31.

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

MILLENNIUM CAPITAL HOLDINGS INC.

(A Development Stage Company)

Notes to Financial Statements December 31, 2003

                                                                          Page 7
--------------------------------------------------------------------------------
1. Summary of significant accounting policies (continued)

Cash and Cash Equivalents For purposes of reporting the statement of cash flows, cash and cash equivalents include highly liquid investments with maturity of three months or less at the time of purchase.

Earnings (loss) Per Share Earnings (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Fully diluted earnings per share are not presented because they are anti-dilutive.

Income Taxes The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through December 31, 2003.

2. Stockholders' equity Authorized The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of December 31,2003.

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value and the Company issued 5,000,000 shares of its common stock on June 2, 2000, pursuant to Rule 506 for an aggregate consideration of $ 500 in services. Additionally, the company issued 1,000,000 shares on April 9, 2002 valued at $0.10 each, for an aggregate consideration of $100,000 in settlement of consultancy and administrative services and a further 850,000 shares valued at $0.05 were issued for cash in January 2003.

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

Effective on February 24, 2005, the Registrant declined to renew the engagement of Stan J.H. Lee, CPA as the independent accountant engaged to audit the financial statements of the Registrant and engaged Schwartz Levitsky Feldman LLP as its new independent registered public accounting firm for fiscal year ending December 31, 2004 and December 31, 2003.

Stan J.H. Lee, CPA performed the audit of the Registrant's financial statements for year ending December 31, 2002. During this period and the subsequent interim period prior to the Registrant declining to renew their engagement, there were no disagreements with Stan J.H. Lee, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Stan J.H. Lee, CPA's satisfaction would have caused Stan J.H. Lee, CPA to make reference to this subject matter of the disagreements in connection with Stan J.H. Lee, CPA's report, nor were there any "reportable events" as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

The Registrant determined that, although the registrant was very satisfied with the quality of the audits prepared by Stan J.H. Lee, CPA, a new independent certified public accountant would be in the best interests of the shareholders of the Registrant. The decision to not to renew the engagement with Stan J.H. Lee, CPA was approved by the Registrant's Board of Directors.

The audit reports of Stan J.H. Lee, CPA for the Registrant's year ending on December 31, 2002 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that the Registrant might not be able to operate as a going concern.

The Registrant has requested Stan J.H. Lee, CPA to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made above by the Registrant. A copy of such letter is filed as Exhibit 16.1 to this Form 8-K.

Effective on February 24, 2005 the Registrant has engaged Schwartz Levitsky Feldman LLP as the new principal accountant to audit its financial statements. The decision to engage Schwartz Levitsky Feldman LLP was approved by the Registrant's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of December 31, 2003, the Company had three Directors and one Officer as follows:

Name                      Age         Positions and Offices Held
----                      ---         --------------------------

Bruno Desmarais           39          President, Secretary, Treasurer & Director

Nil Lapointe              49          Director

Andre St. Arnaud          57          Director

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group as of December 31, 2003. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address                                   Amount of Beneficial Ownership            Percentage of Class
----------------                                   ------------------------------            -------------------
Bruno Desmarais                                              5,000,000                               73%
9348 Basile Routhier
Montreal, Quebec H2M 1T8 President,
Sec/Treasurer, Director

Nil LaPointe                                                   234,314(1)                            3.4%
714 Des Cervidees
Montreal, Quebec JO1 1R0
Director

Andre St. Arnaud                                               323,911(2)                            4.7%
1021 Montee LaPierre
St. Antoine Sur Richelieu,
Quebec J01 1R0
Director

(1) These shares are held in the name of Mr. LaPointe and his children Marie Eve LaPointe, Pascal LaPointe and Annie LaPointe.

(2) These shares are held in the name Mr. St. Arnaud and his children Sylvain St. Arnaud and Christian St. Arnaud.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On June 2, 2000, Millennium issued to 5,000,000 shares of its common stock to DotCom Internet Ventures Ltd. in exchange for services rendered to Millennium valued at $500. Mr. Tay, who at that time was the president and sole director of Millennium, was the sole director and controlling shareholder of DotCom Internet Ventures Ltd. Due to such relationships, DotCom Internet Ventures and Mr. Tay are regarded as founders of Millennium. The services rendered to Millennium by DotCom Internet Ventures consisted of the incorporation, organization and formation of Millennium.

Since becoming Millennium's major shareholder in June 2001, Mr. Bruno Desmarais has loaned an aggregate of $7,010 to Millennium, which is carried on Millennium's financial statements as a shareholder's loan. This loan has been made without the execution of any loan agreement or other document and currently has no repayment terms or terms rgarding accrual of interest. This loan is also unsecured.

On April 22, 2003, Millennium's President and sole member of the Board of Directors, Mr. Bruno Desmarais, loaned to Millennium $1,000 to close the acquisition of Mada Multimedia. This amount is included in the loan description in the immediately preceding paragraph.

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

(23) Consent of independent auditors, Schwartz Levitsky Feldman LLP , filed herewith.

(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2) Certification of Principal Financial and Accounting Officer Pursuant to
Section 302 of the Sarbanes-Oxley Act.

(32.1) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(32.2) Certification of Principal Financial and Accounting Officer Pursuant to
Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K.

None.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.


DATE: March 14,2005                          /s/ Francis Mailhot
                                             -----------------------------------
                                             Francis Mailhot
                                             President, CEO and Chairman


DATE: March 14,2005                          /s/ Francis Mailhot
                                             -----------------------------------
                                             Francis Mailhot
                                             Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                      Date
---------                                -----                                      ----
/s/ Francis Mailhot                      President, Chief Executive Officer,        March 14, 2005
---------------------                    Treasurer and Member
Francis Mailhot


/s/ Francis Mailhot                      Chief Accounting Officer                   March 14, 2005
---------------------
Francis Mailhot