Form 10QSB
period 2004-03-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2005-03-16
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2004

  TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

            For the transition period from             to
                                           -----------    -------------

                         Commission file number: 0-31457

                    MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.
                 (Name of small business issuer in its charter)


         DELAWARE                       5045                    23-3048444
      (State or other            (Primary Standard          (I.R.S. Employer
      jurisdiction of         Industrial Classification     Identification No.)
     incorporation or                   Code)
       organization)


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

                                (Title of class)

Indicate by check mark if the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,850,000 as of March 14, 2004.

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at March 31, 2004 and December 31, 2003

Condensed statements of operations for the Three Months ended March 31, 2004 and 2003 and since inception.

Condensed statements of cash flows for the Three Months ended March 31, 2004 and 2003 and since inception.

Notes to condensed financial statements March 31, 2004

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

                        MILLENNIUM CAPITAL HOLDINGS, INC.

                          INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                        MILLENNIUM CAPITAL HOLDINGS, INC.

                          INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2004

                                 TABLE OF CONTENTS



Interim Balance Sheet                                                 1

Interim Statement of Operations                                       2

Interim Statement of Cash Flows                                       3

Interim Statement of Stockholders' Equity                             4

Notes to Interim Financial Statements                             5 - 6

MILLENNIUM CAPITAL HOLDINGS, INC.
(A Development Stage Company)

Interim Balance Sheet

As at March 31, 2004 and December 31, 2003

                                                                          Page 1
================================================================================

                                                 March 31      December 31
                                                  2004             2003
                                               (Unaudited)      (Audited)
                                               -----------     -----------
Assets

Current
   Cash                                         $      --      $      --
                                                =========      =========

Liabilities

Current
    Accounts payable                            $   5,000      $   5,000
                                                ---------      ---------

Stockholders' Deficit

Capital stock                                         685            685

Additional paid in capital                        142,315        142,315

Accumulated deficit                              (148,000)      (148,000)
                                                ---------      ---------
Total stockholders' deficit                        (5,000)        (5,000)
                                                ---------      ---------
Total liabilities and stockholders' deficit     $      --      $      --
                                                =========      =========

Approved on behalf of the board:

                         Director
-------------------------

                         Director
-------------------------

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.
(A Development Stage Company)

Interim Statement of Operations

For the Three Months Ended March 31, 2004, March 31, 2003 and From Inception

(Unaudited)                                                               Page 2
================================================================================

                                            Three Months     Three Months     June 2, 2000
                                               Ended            Ended        (Inception) to
                                              March 31         March 31         March 31,
                                                2004             2003             2004
                                            ------------     ------------    --------------
Revenue                                      $        --     $        --      $        --
c
Operating expenses

    Professional fees                                 --             794           59,561
    Consultants fees                                  --           3,691           71,909
    Other expenses                                    --          11,558           30,093
                                             -----------     -----------      -----------
                                                      --          16,043          161,563
                                             -----------     -----------      -----------
Loss before other item and income taxes               --         (16,043)        (161,563)

    Gain on settlement of debt                        --              --           13,653
                                             -----------     -----------      -----------
Loss before income taxes                              --         (16,403)        (147,910)

    Income taxes                                      --              --               90
                                             -----------     -----------      -----------
Net loss                                     $        --     $   (16,043)     $  (148,000)
                                             ===========     ===========      ===========


Net loss per common share                                    $     (.002)     $     (.022)
                                             ===========     ===========      ===========
Weighted average number of common shares
   used in calculation                         6,850,000       6,689,444        6,850,000
                                             ===========     ===========      ===========


The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.
(A Development Stage Company)

Interim Statement of Cash Flows

For the Three Months Ended March 31, 2004, March 31, 2003 and From Inception

(Unaudited)                                                               Page 3
================================================================================

                                             Three Months    Three Months     June 2, 2000
                                                Ended           Ended        (Inception) to
                                               March 31        March 31          March 31,
                                                2004             2003             2004
                                             ------------    ------------    --------------
Operating activities
    Net loss from continuing operations         $   --         $ (16,043)       $(148,000)
    Issue of common stock for service               --                --          100,500
    Accounts payable                                --             3,903            5,000
    Gain on settlement of debt                      --                --          (13,653)
                                                ------         ---------        ---------
Net cash used in operating activities               --           (12,140)         (56,153)
                                                ------         ---------        ---------

Financing activities

    Issue of common stock                           --            42,500           42,500
    Proceeds from settlement of debt                --                --           13,653
    Stockholder's loan                              --               345               --
                                                ------         ---------        ---------

Net cash provided by financing activities           --            42,845           56,153
                                                ------         ---------        ---------

Net increase (decrease) in cash and cash
    equivalent                                      --            30,705               --

Cash and cash equivalent, beginning of period       --               (63)              --
                                                ------         ---------        ---------

Cash and cash equivalent, end of period         $   --         $  30,642        $      --
                                                ======         =========        =========

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.
(A Development Stage Company)

Interim Statement of Stockholders' Equity

For the Three Months Ended March 31, 2004

(Unaudited)                                                               Page 4
================================================================================



                                                                                           Total
                                     Common Stock          Additional                   -------------
                                -----------------------      Paid in     Accumulated    Stockholders'
                                  Shares        Amount       Capital       Deficit         Equity
                                ---------     ---------    ----------    -----------    -------------
At June 2, 2000                 5,000,000     $     500     $      --     $      --      $     500

Net loss for the year 2000             --            --            --          (530)          (530)
                                ---------     ---------     ---------     ---------      ---------
Balance, December 31, 2000      5,000,000           500            --          (530)           (30)

Net loss for the year 2001             --            --            --     $     (30)     $     (30)
                                ---------     ---------     ---------     ---------      ---------

Balance, December 31, 2001      5,000,000           500            --          (560)           (60)

Issue of stock for services     1,000,000           100        99,900            --        100,000

Net loss for the year 2002             --            --            --      (120,924)      (120,924)
                                ---------     ---------     ---------     ---------      ---------
Balance, December 31, 2002      6,000,000           600        99,900      (121,484)       (20,984)

Issue of stock                    850,000            85        42,415            --         42,500

Net loss                               --            --            --       (26,516)       (26,516)
                                ---------     ---------     ---------     ---------      ---------

Balance, December 31, 2003      6,850,000           685       142,315      (148,000)        (5,000)

Net loss                               --            --            --            --             --
                                ---------     ---------     ---------     ---------      ---------

Balance, March 31, 2004         6,850,000     $     685     $ 142,715     $(148,000)     $  (5,000)
                                =========     =========     =========     =========      =========

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS INC.
(A Development Stage Company)

Notes to Interim Financial Statements
March 31, 2004
(Unaudited)                                                               Page 5
================================================================================

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

      Organization and Business Operations

      Millennium Capital Ventures Holdings, Inc. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of March 31, 2004, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is December 31.

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

MILLENNIUM CAPITAL HOLDINGS INC.
(A Development Stage Company)

Notes to Interim Financial Statements

March 31, 2004

(Unaudited)                                                               Page 6
================================================================================

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

      Income Taxes

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through March 31, 2004.

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

Forward-Looking Statements

The following discussion contains, in addition to historical information, forward-looking statements regarding Non-Invasive Monitoring Systems, Inc. (the "Company" or "NIMS"), that involve risks and uncertainties. The Company's actual results could differ materially. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that could cause or contribute to such difference include, but not limited to, history of operating losses and accumulated deficit; possible need for additional financing; competition; dependence on management; risks related to proprietary rights; government regulation; and other factors discussed in this report and the Company's other filings with the Securities and Exchange Commission.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.



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

Millennium's principal executive office is currently located at 1 Place Ville-Marie Suite 2821 Montreal, Quebec H3B 4R4, Canada. H2M 1T8. The telephone number is 514-448-6710.


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

The following discussion should be read in conjunction with the information contained in the unaudited financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - June 2, 2000 (Inception) through March 31, 2004. The Company had entered into an agreement with DotCom Internet Ventures Ltd., who was at that time a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement was to continue until such time as the Company had effected a business combination. DotCom Internet Ventures Ltd. had agreed to pay all expenses of the Company until such time as a business combination was effected, without repayment. William Tay, the sole officer and director of the Company and the sole officer and director of DotCom Internet Ventures Ltd., resigned on June 26, 2001. At that time the Company was in negotiation to acquire a target company, Hub Corporation. Mr. Bruno Desmarais, who was appointed as sole officer and director of the Company on June 27, 2001 was negotiating the transaction with Hub. Mr. Tay sold his share position to Mr. Desmarais and the contract with DotCom International Ventures Ltd. was cancelled. The Company was unable to conclude a transaction with Hub Corporation and continued the review potential candidates for a business combination. Subsequent to the year ended 2002, the Company has negotiated a business combination with Mada Multimedia Inc.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

The Company has 6,850,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. As at March 31, 2004, the Company had $-0- in cash and $-0 as at December 31, 2003.


Plan of Operation.

The following plan of operation for the company covers the twelve (12) month period commencing from the date of this quarterly report.

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

The Company has no intention of conducting product research and development, purchasing any plant or significant equipment or making any significant changes in the number of employees during the next twelve (12) month period. If the Company is successful in achieving its financing plans for its newly acquired subsidiary, Mada Multimedia Inc., the Company would anticipate that up to 2 employees will be hired to assist in the operations of Mada Multimedia. As of the date of this quarterly report, there is no basis to believe that such financing will be achieved at any time.

Off-Balance Sheet Arrangements.

The Company, as of the original date of this report and as of the date that this report is filed with the SEC, has no off-balance sheet arrangements.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

      (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults Upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

Item 5.  Other Information
         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

      A. Exhibits:

            31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

            31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

            32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

            32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


      B. Reports on Form 8-K

         None.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.




     DATE: March 16, 2005                  /s/ Francis Mailhot
                                           ------------------------
                                           Francis Mailhot
                                           President, CEO and Chairman


     DATE: March 16, 2005                  /s/ Francis Mailhot
                                           ------------------------
                                           Francis Mailhot
                                           Chief Accounting Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                  Title                                Date

/s/ Francis Mailhot        President, Chief Executive           March 16, 2005
---------------------      Officer, Treasurer and Member
Francis Mailhot

/s/ Francis Mailhot        Chief Accounting Officer             March 16, 2005
---------------------
Francis Mailhot