Form 10QSB
period 2004-09-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2005-03-16
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2004

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

                      NON-INVASIVE MONITORING SYSTEMS, INC.
                                      Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed balance sheets at September 31, 2004 and December 31, 2003

Condensed statements of operations for the Three and Nine Months ended September 31, 2004 and 2003 and since inception.

Condensed statements of cash flows for the Three and Nine Months ended September 31, 2004 and 2003 and since inception.

Notes to condensed financial statements September 31, 2004

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

                        MILLENNIUM CAPITAL HOLDINGS, INC.

                          INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

                        MILLENNIUM CAPITAL HOLDINGS, INC.

                 INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

Interim Balance Sheet                                         1
Interim Statement of Operations                               2
Interim Statement of Cash Flows                               3
Interim Statement of Stockholders' Equity                     4
Notes to Interim Financial Statements                     5 - 6

MILLENNIUM CAPITAL HOLDINGS, INC.

(A Development Stage Company)

Interim Balance Sheet

As at September 30, 2004 and December 31, 2003

                                                                          Page 1
================================================================================

                                              September 30    December 31
                                                  2004           2003
                                               (Unaudited)     (Audited)
                                              ------------    ------------
Assets
Current
    Cash                                      $         --    $         --
                                              ------------    ------------
Liabilities
Current

    Accounts payable                          $      5,000    $      5,000
                                              ------------    ------------
Stockholders' Deficit

Capital stock                                          685             685
Additional paid in capital                         142,315         142,315
Accumulated deficit                               (148,000)       (148,000)
                                              ------------    ------------
Total stockholders' deficit                         (5,000)         (5,000)
                                              ------------    ------------
Total liabilities and stockholders' deficit   $         --    $         --
                                              ============    ============

Approved on behalf of the board:

_________________________Director

_________________________Director

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.

(A Development Stage Company)

Interim Statement of Operations

(Unaudited)                                                              Page 2
================================================================================

                                              For the ThreeMonths         For the Six Months
                                              Ended September 30          Ended September 30       June 2, 2002
                                          -------------------------   --------------------------   (Inception) to
                                             2004           2003         2004           2003        June 30, 2004
                                          -----------    ----------   -----------    -----------    --------------
Income                                    $        --    $       --   $        --    $        --    $           --
                                          -----------    ----------   -----------    -----------    --------------
Operating expenses

    Professional fees                              --         8,506            --         20,122            59,561
  Consulting fees                                  --          (873)           --             --            71,909
  Other                                            --         2,080            --         15,047            30,093
                                          -----------    ----------   -----------    -----------    --------------
                                                   --        (9,713)           --         35,169           161,563
                                          -----------    ----------   -----------    -----------    --------------
Loss before other item

     and income taxes                              --        (9,713)           --        (35,169)         (161,563)
  Gain on settlement of
    debt                                           --            --            --             --            13,653
                                          -----------    ----------   -----------    -----------    --------------
Loss before income

  taxes                                            --        (9,713)           --        (35,169)         (147,910)
  Income taxes                                                   --            --             --                90
                                          -----------    ----------   -----------    -----------    --------------
Net loss                                  $        --    $   (9,713)  $        --    $   (35,169)   $     (148,000)
                                          ===========    ==========   ===========    ===========    ==============
Net loss per common
  share                                   $        --    $    (.001)  $        --    $     (.005)   $        (.022)
                                          ===========    ==========   ===========    ===========    ==============
Weighted average number
of shares used in
calculation                                 6,850,000     6,784,903     6,850,000      6,797,070         6,850,000
                                          ===========    ==========   ===========    ===========    ==============

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.

(A Development Stage Company)

Interim Statement of Cash Flows

For the Nine Months Ended September 30, 2004, September 30, 2003 and From Inception

(Unaudited)                                                              Page 3
================================================================================

                                                                                     June 2, 2000
                                                      Nine Months    Nine Months    (Inception) to
                                                      September 30   September 30    September 30,
                                                          2004           2003            2004
                                                      ------------   ------------    ------------
Operating activities

    Net loss from continuing operations               $         --   $    (35,169)   $   (148,000)
    Issue of common stock for service                           --             --         100,500
    Accounts receivable                                         --         (6,646)             --
    Accounts payable                                            --         39,326           5,000
    Gain on settlement of debt                                  --             --         (13,653)
                                                      ------------   ------------    ------------
Net cash used in operating activities                           --         (2,489)        (56,153)
                                                      ------------   ------------    ------------
Investing activities

    Acquisition of goodwill                                     --         (5,680)             --
    Acquisition of capital assets                               --           (163)             --
    Development costs                                           --        (37,337)             --
                                                      ------------   ------------    ------------
Net cash used in investing activities                           --         43,180              --
                                                      ------------   ------------    ------------
Financing activities

    Acquisition of Mada                                         --          1,000              --
    Issuance of common stock                                    --         42,500          42,500
    Proceeds from settlement of debt                            --             --          13,653
    Stockholder's loan                                          --        (27,599)             --
    Long-term debt                                              --         53,385              --
                                                      ------------   ------------    ------------
 Net cash provided by financing activities                      --         69,286          56,153
                                                      ------------   ------------    ------------
Net increase (decrease) in cash and cash equivalent             --         23,677              --
Cash and cash equivalent, beginning of period                   --            (63)             --
                                                      ------------   ------------    ------------
  Cash and cash equivalent, end of period             $         --   $     23,554    $         --
                                                      ============   ============    ============

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.

(A Development Stage Company)

Interim Statement of Stockholders' Equity

For the Nine Months Ended September 30, 2004

(Unaudited)                                                              Page 4
================================================================================

                                               Common Stock                                              Total
                                        ---------------------------                                   ------------
                                                                       Additional
                                                                         Paid in      Accumulated     Stockholders'
                                           Shares         Amount         Capital        Deficit          Equity
                                        ------------   ------------   ------------    ------------    ------------
At June 2, 2000                            5,000,000   $        500   $         --    $         --    $        500
Net loss for the year 2000                        --             --             --            (530)           (530)
                                        ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2000                 5,000,000            500             --            (530)            (30)
Net loss for the year 2001                        --             --             --    $        (30)   $        (30)
                                        ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2001                 5,000,000            500             --            (560)            (60)
Issue of stock for services                1,000,000            100         99,900              --         100,000
Net loss for the year 2002                        --             --             --        (120,924)       (120,924)
                                        ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2002                 6,000,000            600         99,900        (121,484)        (20,984)
Issue of stock                               850,000             85         42,415              --          42,500
Net loss                                          --             --             --         (26,516)        (26,516)
                                        ------------   ------------   ------------    ------------    ------------
Balance, December 31, 2003                 6,850,000            685        142,315        (148,000)         (5,000)
Net loss                                          --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
Balance, September 30, 2004                6,850,000   $        685   $    142,315   $   (148,000)   $     (5,000)
                                        ------------   ------------   ------------    ------------    ------------

The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS INC.

(A Development Stage Company)

Notes to Interim Financial Statements

September 30, 2004

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

      Organization and Business Operations

      Millennium Capital Ventures Holdings, Inc. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2004, the Company did not commence any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is December 31.

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

MILLENNIUM CAPITAL HOLDINGS INC.

(A Development Stage Company)

Notes to Interim Financial Statements September 30, 2004

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

      Income Taxes

      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through September 30, 2004.

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

Results of Operations - June 2, 2000 (Inception) through September 31, 2004. The Company had entered into an agreement with DotCom Internet Ventures Ltd., who was at that time a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement was to continue until such time as the Company had effected a business combination. DotCom Internet Ventures Ltd. had agreed to pay all expenses of the Company until such time as a business combination was effected, without repayment. William Tay, the sole officer and director of the Company and the sole officer and director of DotCom Internet Ventures Ltd., resigned on June 26, 2001. At that time the Company was in negotiation to acquire a target company, Hub Corporation. Mr. Bruno Desmarais, who was appointed as sole officer and director of the Company on June 27, 2001 was negotiating the transaction with Hub. Mr. Tay sold his share position to Mr. Desmarais and the contract with DotCom International Ventures Ltd. was cancelled. The Company was unable to conclude a transaction with Hub Corporation and continued the review potential candidates for a business combination. Subsequent to the year ended 2002, the Company has negotiated a business combination with Mada Multimedia Inc.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

The Company has 6,850,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. As at September 31, 2004, the Company had $-0- in cash and $-0 as at December 31, 2003.

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