Form 10KSB
period 2004-12-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2005-03-16
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
                                   (Mark One)


|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004.


|_| TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to _____________


                         Commission file number: 0-31457


                    MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.
                 (Name of small business issuer in its charter)


           DELAWARE                         5045                  23-3048444
           --------                         ----                  ----------
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


|_| Yes |X| No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X


State issuer's revenues for its most recent fiscal year: $-0-
                                                         -----


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


Transitional Small Business Disclosure Format (Check one): |_| Yes |X| No

                                TABLE OF CONTENTS

PART I

ITEM1.    DESCRIPTION OF BUSINESS                                         4

ITEM  2.  DESCRIPTION OF PROPERTIES.                                      4

ITEM  3.  LEGAL PROCEEDINGS                                               13

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             13

PART II                                                                   13

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        13

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       13

ITEM  7.  FINANCIAL STATEMENTS                                            15

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING     16
          AND FINANCIAL DISCLOSURE;

ITEM 8A.  CONTROLS AND PROCEDURES

ITEM 8B.  OTHER INFORMATION


PART III                                                                  18

ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL            18
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT 16                                                          18

ITEM 10.  EXECUTIVE COMPENSATION
                                                                          19
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                      19

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  20

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                20

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          21

SIGNATURES                                                                21

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


The Company has 6,850,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. As at December 31, 2004, the Company had $-0- in cash and $-0 as at December 31, 2003.

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

ITEM 7. FINANCIAL STATEMENTS.

                        MILLENNIUM CAPITAL HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                        MILLENNIUM CAPITAL HOLDINGS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2004



                                TABLE OF CONTENTS


        Report of Independent Auditors                                 1
        Balance Sheet                                                  2
        Statement of Operations                                        3
        Statement of Cash Flows                                        4
        Statement of Stockholders' Equity                              5
        Notes to Financial Statements                                6-7

SCHWARTZ LEVITSKY FELDMAN LLP

COMPTABLES AGREES
CHARTERED ACCOUNTANTS
MONTREAL, TORONTO, OTTAWA


REPORT OF INDEPENDENT AUDITORS


To the Stockholders of
Millennium Capital Holdings, Inc.
(A Development Stage Company)

We have audited the balance sheets of Millennium Capital Holdings, Inc. (A Development Stage Company) as at December 31, 2004 and 2003 and the statements of operations and stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Capital Holdings, Inc. as at December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the year ended December 31, 2004 and 2003, in conformity with generally accepted accounting principles in the United States of America.

Since the accompanying financial statements have been prepared assuming the company will continue as a going concern. As outlined in note 1 to the consolidated financial statements, the company has no established source of revenue and has not commenced any commercial operations. This raises substantial doubt that its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Montreal, Quebec
February 15, 2005                                         CHARTERED ACCOUNTANTS


                1980, rue Sherbrooke Ouest, 10e etage
                Montreal (Quebec) H3H 1E8
                Tel: 514 937 6392
                Fax: 514 933 9710

MILLENNIUM CAPITAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

                                                                          Page 2
--------------------------------------------------------------------------------

                                                         2004            2003
                                                      ---------       ---------
ASSETS

Current
    Cash                                              $      --       $      --
                                                      =========       =========
LIABILITIES

CURRENT
    Accounts payable                                  $  10,000       $   5,000
                                                      ---------       ---------
STOCKHOLDERS' DEFICIT

CAPITAL STOCK                                               685             685

ADDITIONAL PAID IN CAPITAL                              142,315         142,315

ACCUMULATED DEFICIT                                    (153,000)       (148,000)
                                                      ---------       ---------

TOTAL STOCKHOLDERS' DEFICIT                             (10,000)         (5,000)
                                                      ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $      --       $      --
                                                      =========       =========


APPROVED ON BEHALF OF THE BOARD:

______________________ Director

______________________ Director


The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003 AND FROM INCEPTION

                                                                          Page 3
--------------------------------------------------------------------------------

                                                                            JUNE 2, 2000
                                                                            (INCEPTION)
                                                                                 TO
                                                                            DECEMBER 31,
                                                2004            2003            2004
                                            -----------     -----------     -----------
REVENUE                                     $        --     $        --     $        --
                                            -----------     -----------     -----------
OPERATING EXPENSES
    Professional fees                             5,000          25,122          64,561
    Consultants fees                                 --              --          71,909
    Other expenses                                   --          15,047          30,093
                                            -----------     -----------     -----------
                                                 (5,000)         40,169         166,563
                                            -----------     -----------     -----------
LOSS BEFORE OTHER ITEM AND INCOME TAXES           5,000         (40,169)       (166,563)
    Gain on settlement of debt                       --          13,653          13,653
                                            -----------     -----------     -----------
LOSS BEFORE INCOME TAXES                          5,000         (26,516)       (152,910)
    Income taxes                                     --              --              90
                                            -----------     -----------     -----------
NET LOSS                                    $    (5,000)    $   (26,516)    $  (153,000)
                                            ===========     ===========     ===========


NET LOSS PER COMMON SHARE                   $     (.001)    $     (.004)    $     (.022)
                                            ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN CALCULATION                           6,850,000       6,815,068       6,850,000
                                            ===========     ===========     ===========


The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, DECEMBER 31, 2003 AND FROM INCEPTION

                                                                          Page 4
--------------------------------------------------------------------------------

                                                                          JUNE 2, 2000
                                                                           (INCEPTION)
                                                                               TO
                                                                          DECEMBER 31,
                                                 2004           2003          2004
                                               ---------     ---------     ---------
OPERATING ACTIVITIES
    Net loss from continuing operations        $  (5,000)    $ (26,516)    $(153,000)
    Issue of common stock for service                 --        42,500       143,000
    Income taxes                                      --           (90)           --
    Accounts payable                               5,000        (8,821)      100,000
    Gain on settlement of debt                        --       (13,653)      (13,653)
                                               ---------     ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                 --        (6,580)      (13,653)
                                               ---------     ---------     ---------
FINANCING ACTIVITIES
    Proceeds from settlement of debt                  --        13,653        13,653
    Stockholder's loan                                --        (7,010)           --
                                               ---------     ---------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES             --         6,643        13,653
                                               ---------     ---------     ---------

NET INCREASE IN CASH AND CASH EQUIVALENT              --            63            --

CASH AND CASH EQUIVALENT, BEGINNING OF YEAR           --           (63)           --
                                               ---------     ---------     ---------
CASH AND CASH EQUIVALENT, END OF YEAR          $      --     $      --     $      --
                                               =========     =========     =========


The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDD DECEMBER 31, 2004

                                                                          Page 5
--------------------------------------------------------------------------------

                                   Common Stock          Additional                    Total
                               ----------------------     Paid in      Accumulated  Stockholders'
                                Shares        Amount      Capital        Deficit       Equity
                               ---------    ---------    ---------     ---------     ---------
At June 2, 2000                5,000,000    $     500    $      --     $      --     $     500
Net loss for the year 2000            --           --           --          (530)         (530)
                               ---------    ---------    ---------     ---------     ---------
Balance, December 31, 2000     5,000,000          500           --          (530)          (30)
Net loss for the year 2001             1           --           --           (30)          (30)
                               ---------    ---------    ---------     ---------     ---------
Balance, December 31, 2001     5,000,000          500           --          (560)          (60)
Issue of stock for services    1,000,000          100       99,900            --       100,000
Net loss for the year 2002            --           --           --      (120,924)     (120,924)
                               ---------    ---------    ---------     ---------     ---------
Balance, December 31, 2002     6,000,000          600       99,900      (121,924)      (20,984)
Issue of stock for services      850,000           85       42,415            --        42,500
Net loss for the year 2003            --           --           --       (26,516)      (26,516)
                               ---------    ---------    ---------     ---------     ---------
Balance, December 31, 2003     6,850,000          685      142,315      (148,000)       (5,000)
Net loss for the year 2004            --           --       (5,000)       (5,000)
                               ---------    ---------    ---------     ---------     ---------
Balance, December 31, 2004     6,850,000    $     685    $ 142,315     $(153,000)    $ (10,000)
                               =========    =========    =========     =========     =========


The accompanying notes are an integral part of these financial statements.

MILLENNIUM CAPITAL HOLDINGS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

ORGANIZATION AND BUSINESS OPERATIONS

Millennium Capital Ventures Holdings, Inc. (the "Company") was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2004, the Company did not commenced any formal business operations. Therefore, all the activities to date relate to the Company's organization. The Company's fiscal year end is December 31.

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

DECEMBER 31, 2004

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

INCOME TAXES

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the fact that the Company did not have any material operations for the period from June 2, 2000 (inception) through December 31, 2004.

2. STOCKHOLDERS' EQUITY

Authorized

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. The Company did not issue any shares of its preferred stock as of December 31,2004.

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


ITEM 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer (CEO), who also serves as our Chief Financial Officer (CFO), we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period cover by this Quarterly Report on Form 10-QSB. Based upon that evaluation, our CEO and our CFO have concluded that the design and operation of our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

While we believe our disclosure controls and procedures and our internal control over financial reporting are adequate, no system of controls can prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B.   OTHER INFORMATION

No reports on Form 8-K were filed in the forth quarter ended December 31, 2004.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


As of December 31, 2004, the Company had three Directors and one Officer as follows:


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group as of December 31, 2004. Except as noted, each person has sole voting and investment power with respect to the shares shown.

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


(14.1)  Code of Ethics


(23) Consent of independent auditors, Schwartz Levitsky Feldman LLP , filed herewith.


(31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.


(31.2)  Certification of Principal Financial and Accounting Officer Pursuant to
        Section 302 of the Sarbanes-Oxley Act.


(32.1) Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.


(32.2)  Certification of Principal Financial and Accounting Officer Pursuant to
        Section 906 of the Sarbanes-Oxley Act.


(b) Reports on Form 8-K.


None.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Schwartz Levitsky Feldman LLP billed us in the aggregate amount of $2,500 and $2,500 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2004 and December 31, 2003, respectively.


AUDIT-RELATED FEES

Schwartz Levitsky Feldman LLP did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

TAX FEES

Schwartz Levitsky Feldman LLP did not bill us for, nor were perform professional services rendered for tax related services for the fiscal years ended December 31, 2004 and December 31, 2003, respectively

ALL OTHER FEES

Schwartz Levitsky Feldman LLP did not bill us for, nor were perform professional services rendered during the last two fiscal years, other than as reported above.

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




DATE: March 16, 2005             /s/ Francis Mailhot
                                 ------------------------
                                 Francis Mailhot
                                 President, CEO and Chairman


DATE: March 16, 2005             /s/ Francis Mailhot
                                 ------------------------
                                 Francis Mailhot
                                 Chief Accounting Officer





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                 Title                                 Date
---------                 -----                                 ----

/s/ Francis Mailhot       President, Chief Executive Officer,   March 16, 2005
---------------------
Francis Mailhot           Treasurer and Member

/s/ Francis Mailhot       Chief Accounting Officer              March 16, 2005
---------------------
Francis Mailhot