Form 10QSB
period 2005-03-31
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2005-06-16
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2005

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

                  2112 Bergenline Avenue, Union City, NJ 07087
    ------------------------------------------------------------------------
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                                Tel: 609-548-9774
                           ---------------------------
                           (Issuer's telephone number)


                               1 Place Ville-Marie
                                   Suite 2821
                                  Montreal, Qc
                                     H3B 4R4
          -------------------------------------------------------------
          (Former name or former address, if changed since last report)

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

Yes  [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,850,000 as of June 16, 2005.

                    MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.

                                      Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Condensed balance sheets at March 31, 2005 and December 31, 2004

Condensed statements of operations for the Three Months ended March 31, 2005 and 2004 and since inception.

Condensed statements of cash flows for the Three Months ended March 31, 2005 and 2004 and since inception.

Notes to condensed financial statements March 31, 2005

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II  OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures
----------

                       MILLENIUM CAPITAL VENTURE HOLDINGS
                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS


                                 March 31, 2005



                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
   Condensed Balance Sheets.............................................    2
   Condensed Statements of Operations...................................    3
   Condensed Statements of Cash Flows...................................    4
   Notes to Condensed Financial Statements..............................   5-6

                       MILLENIUM CAPITAL VENTURE HOLDINGS
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS


                                                                       March 31,
                                                                         2005
                                                                      ---------
                                                                     (Unaudited)
                                     ASSETS
Cash                                                                  $      --
                                                                      ---------
  TOTAL ASSETS                                                        $      --
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                      $  12,447
                                                                      ---------
   TOTAL LIABILITIES                                                  $  12,447
                                                                      =========
STOCKHOLDERS' DEFICIT
Capital stock                                                               685
Additionial paid-in capital                                             142,315
Accumulated deficit                                                    (155,447)
                                                                      ---------
   TOTAL STOCKHOLDERS' DEFICIT                                          (12,447)
                                                                      ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $      --
                                                                      =========

The accompanying notes are an integral part of these financial statements.

                       MILLENIUM CAPITAL VENTURE HOLDINGS
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          June 2,
                                                                           2000
                                                                       (Inception)
                                          Three Months Ended March 31,   March 31,
                                          ---------------------------  -----------
                                               2005          2004          2005
                                           -----------    ----------   -----------
                                           (Unaudited)   (Unaudited)
Revenues                                   $        --    $       --   $        --
Operating expenses
  Professional fees                              2,447            --        67,008
  Consulting fees                                   --            --        71,909
  Other expenses                                    --            --        30,093
                                           -----------    ----------   -----------
Loss before other item and income taxes    $    (2,447)   $       --   $  (169,010)
  Gain on settlement of debt                        --            --        13,653
                                           -----------    ----------   -----------
Loss before income taxes                        (2,447)           --      (155,357)
  Income taxes                                      --            --            90
                                           -----------    ----------   -----------
  NET LOSS                                 $    (2,447)   $       --   $  (155,447)
                                           ===========    ==========   ===========
Net loss per common share                  $    (0.000)   $       --   $    (0.023)
                                           ===========    ==========   ===========
Weighted average number of common shares
  used in calculation                        6,850,000     6,850,000     6,850,000
                                           ===========    ==========   ===========


The accompanying notes are an integral part of these financial statements.

                       MILLENIUM CAPITAL VENTURE HOLDINGS
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                             June 2,
                                                                              2000
                                                        Three Months       (Inception)
                                                      Ended March 31,       March 31,
                                                  ----------------------   -----------
                                                     2005         2004        2005
                                                  ---------    ---------   ---------
                                                 (Unaudited)  (Unaudited)
Cash Flows from Operating Activities
    Net loss                                      $  (2,447)   $      --   $      --
  Change in accounts payable                          2,447           --          --
                                                  ---------    ---------   ---------
    Net cash flows used in operating activities          --           --          --
                                                  ---------    ---------   ---------
Cash Flows from Investing Activities
  Net cash used by investing activities                  --           --          --
                                                  ---------    ---------   ---------
Cash Flows from Financing Activities
  Issue of common stock                                  --
  Shareholder contributions                              --           --          --
                                                  ---------    ---------   ---------
    Net cash used by financing activities                --           --          --
                                                  ---------    ---------   ---------
Net increase (decrease) in cash                          --           --          --
Cash - Beginning of period                               --           --          --
                                                  ---------    ---------   ---------
Cash - Ending of period                           $      --    $      --   $      --
                                                  =========    =========   =========



The accompanying notes are an integral part of these financial statements.

                       MILLENIUM CAPITAL VENTURE HOLDINGS
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of March 31, 2005, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On March 11, 2005 the Company completed the acquisition of Telediscount Communications Inc., a New York corporation, pursuant to an Agreement and Plan of Merger whereby MCVH will exchange shares of MCVH for one hundred percent (100%) of the outstanding shares of Telediscount Communications Inc. At the effective time of the merger, Telediscount Communications Inc. will be merged with and into our wholly owned subsidiary, Millennium Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into the issuer.

All of the outstanding shares of Telediscount Communications Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of our common stock (the "Merger Securities"). On or before the Closing Date, each Shareholder of Telediscount Communications Inc. shall surrender their outstanding shares of Telediscount Communications Inc. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Telediscount Communications Inc. common stock, shall be

                       MILLENIUM CAPITAL VENTURE HOLDINGS
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 2005


deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Telediscount Communications Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

Management of Millennium Capital Venture Holdings Inc. intend to request a name change to Nuevo Financial Corporation to better reflect the acquired business and general business model.

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

Mr. Francis Mailhot had been nominated and appointed as a Director and as President and CEO of Millennium Capital Venture Holdings Inc.

On April 7, 2005, Mr. Francis Mailhot resigned as President and CEO of Millennium. Mr. Francis Mailhot will remain as a director of Millennium.

On April 7, 2005, Mr. Rainey Sellars, Mr. Tim Gardner and Mr. Jose Araque have been appointed as directors of Millennium.

Mr. Jose Araque has been appointed as President and CEO of Millennium .

Millennium's principal executive office is currently located at 1 Place Ville-Marie Suite 2821 Montreal, Quebec H3B 4R4, Canada. H2M 1T8. The telephone number is 514-448-6710.

GENERAL BUSINESS PLAN

Millennium was formed to seek, investigate and, if such investigation warranted, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation

Millennium conducted a private placement of common stock during the first quarter of 2003 in which a total of $42,500 was raised from the sale of 850,000 shares pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. The funds from this offering were used for ongoing operations of Millennium.

ACQUISITION OF TELEDISCOUNT COMMUNICATIONS

On March 11, 2005, Millennium completed the acquisition of Telediscount Communications Inc., a New York corporation, pursuant to an Agreement and Plan of Merger whereby Millennium will exchange shares of Millennium for one hundred percent (100%) of the outstanding shares of Telediscount Communications Inc. At the effective time of the merger, Telediscount Communications Inc. will be merged with and into our wholly owned subsidiary, Millennium Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into the issuer.

All of the outstanding shares of Telediscount Communications Inc. common stock shall be converted by virtue of the merger at the Closing Date into shares of Millennium common stock (the "Merger Securities"). On or before the Closing Date, each Shareholder of Telediscount Communications Inc. shall surrender their outstanding shares of Telediscount Communications Inc. common stock existing immediately prior to the Closing Date. Until so surrendered, any outstanding certificates or other documentation which, prior to the Closing Date represented outstanding shares of Telediscount Communications Inc. common stock, shall be deemed for all corporate purposes to be surrendered. Upon such surrender, shares of Telediscount Communications Inc. common stock so surrendered shall no longer be outstanding and shall automatically be canceled and retired and shall cease to exist.

Management of Millennium intend to file a proxy requesting a name change to Nuevo Financial Corporation to better reflect the acquired business and general business model.

EMPLOYEES

Millennium has no full-time or part-time employees.

The following discussion should be read in conjunction with the information contained in the unaudited financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - June 2, 2000 (Inception) through March 31, 2005. The Company had entered into an agreement with DotCom Internet Ventures Ltd., who was at that time a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement was to continue until such time as the Company had effected a business combination. DotCom Internet Ventures Ltd. had agreed to pay all expenses of the Company until such time as a business combination was effected, without repayment. William Tay, the sole officer and director of the Company and the sole officer and director of DotCom Internet Ventures Ltd., resigned on June 26, 2001. At that time the Company was in negotiation to acquire a target company, Hub Corporation. Mr. Bruno Desmarais, who was appointed as sole officer and director of the Company on June 27, 2001 was negotiating the transaction with Hub. Mr. Tay sold his share position to Mr. Desmarais and the contract with DotCom International Ventures Ltd. was cancelled. The Company was unable to conclude a transaction with Hub Corporation and continued the review potential candidates for a business combination. Subsequent to the year ended 2002, the Company has negotiated a business combination with Mada Multimedia Inc. The Company did not consummate the transaction with Mada Multimedia Inc. On March

28, 2005, the Company announced that it had completed the acquisition of Telediscount Communications Inc., a New York corporation, pursuant to an Agreement and Plan of Merger.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

The Company has 6,850,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. As at March 31, 2005, the Company had $-0- in cash and $-0 as at December 31, 2004.

PLAN OF OPERATION.

The following plan of operation for the company covers the twelve (12) month period commencing from the date of this quarterly report.

On March 28, 2005, the Company announced that it had completed the acquisition of Telediscount Communications Inc., a New York corporation, pursuant to an Agreement and Plan of Merger. The Company's plan of operation for the next twelve (12) months is being developed by the new management from Telediscount Communications Inc. Additional capital will likely be required for the remainder fiscal 2005 for the Company to continue to satisfy its cash requirements and advance the business plan of Telediscount Communications Inc. If the Company is unable to raise additional funds, the Company may be required to reduce its workforce, reduce compensation levels, or modify its growth and business plan.

OFF-BALANCE SHEET ARRANGEMENTS.

The Company, as of the original date of this report and as of the date that this report is filed with the SEC, has no off-balance sheet arrangements.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to him by others within those entities.

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

              31.1      Certification  of Chief  Executive  Officer  Pursuant to
                        Section 302 of the Sarbanes-Oxley Act.

              31.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

              32.1      Certification  of Chief  Executive  Officer  Pursuant to
                        Section 906 of the Sarbanes-Oxley Act.

              32.2 Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         B. Reports on Form 8-K

On March 17, 2005, Millennium Capital Venture Holdings Inc. ("MCVH"), a Delaware corporation announced that Millennium executed a letter of intent whereby MCVH proposed to exchange shares of MCVH for one hundred percent (100%) of the outstanding shares of Telediscount Communications Inc., a New York corporation.

On March 28, 2005, Millennium announced that it had completed the acquisition of Telediscount Communications Inc., a New York corporation, pursuant to an Agreement and Plan of Merger.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.


DATE: June 16, 2005                          /s/ Francis Mailhot
                                             ------------------------
                                             Francis Mailhot
                                             CEO and Chairman


DATE: June 16, 2005                          /s/ Francis Mailhot
                                             ------------------------
                                             Francis Mailhot
                                             Chief Accounting Officer