Form 10QSB
period 2005-06-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2005-08-12
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2005

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

                               Tel: (201) 537-0956
                               -------------------
                           (Issuer's telephone number)

          _____________________________________________________________
          (Former name or former address, if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,794,000 as of August 12, 2005.

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2005

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

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET

                                                                      June 30
                                                                        2005
                                                                    -----------
                                                                    (Unaudited)
                                   ASSETS

Cash                                                                $        --
                                                                    -----------

     TOTAL ASSETS                                                   $        --
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable                                                    $    12,447
                                                                    -----------

     TOTAL LIABILITIES                                              $    12,447
                                                                    ===========

STOCKHOLDERS' DEFICIT

Capital stock                                                               685
Additionial paid-in capital                                             142,315
Accumulated deficit                                                    (155,447)
                                                                    -----------

     TOTAL STOCKHOLDERS' DEFICIT                                        (12,447)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $        --
                                                                    ===========

The accompanying notes are an integral part of these financial statements.

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                              June 2, 2000
                                                                                                             (Inception) to
                                                Six Months Ended June 30        Three Months Ended June 30       June 30
                                              -----------------------------    --------------------------------------------
                                                  2005            2004            2005            2004            2005
                                              ------------     ------------    ------------    ----------------------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenues                                      $         --     $         --    $         --    $         --    $         --

Operating expenses

  Professional fees                                  2,447               --              --              --          67,008
  Consulting fees                                       --               --              --              --          71,909
  Other expenses                                        --               --              --              --          30,093
                                              ------------     ------------    ------------    ----------------------------

Loss before other item and income taxes       $     (2,447)    $         --    $         --    $         --    $   (169,010)
  Gain on settlement of debt                            --               --              --              --          13,653
                                              ------------     ------------    ------------    ----------------------------

Loss before income taxes                            (2,447)              --              --              --        (155,357)
  Income taxes                                          --               --              --              --              90
                                              ------------     ------------    ------------    ----------------------------

NET LOSS                                      $     (2,447)    $         --    $         --    $         --    $   (155,447)
                                              ============     ============    ============    ============================

Net loss per common share                     $     (0.000)    $         --    $         --    $         --    $     (0.016)
                                              ============     ============    ============    ============================

Weighted average number of common shares
  used in calculation                           15,322,000        6,850,000      23,794,000       6,850,000      10,000,000
                                              ============     ============    ============    ============================

The accompanying notes are an integral part of these financial statements.

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         June 2, 2000
                                                                                        (Inception) to
                                                       Six Months Ended June 30            June 30
                                                    -------------------------------      ------------
                                                        2005               2004              2005
                                                    ------------       ------------      ------------
                                                     (Unaudited)        (Unaudited)
Cash Flows from Operating Activities
   Net loss                                         $     (2,447)      $         --      $     (2,447)
   Change in accounts payable                              2,447                 --             2,447
                                                    ------------       ------------      ------------

   Net cash flows used in operating activities                --                 --                --
                                                    ------------       ------------      ------------

Cash Flows from Investing Activities
   Net cash used by investing activities                      --                 --                --
                                                    ------------       ------------      ------------

Cash Flows from Financing Activities
   Issue of common stock                                      --
   Shareholder contributions                                  --                 --                --
                                                    ------------       ------------      ------------

   Net cash used by financing activities                      --                 --                --
                                                    ------------       ------------      ------------

Net increase (decrease) in cash                               --                 --                --
Cash - Beginning of period                                    --                 --                --
                                                    ------------       ------------      ------------

Cash - Ending of period                             $         --       $         --      $         --
                                                    ============       ============      ============

The accompanying notes are an integral part of these financial statements.

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  June 30, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of June 30, 2005 the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On March 11, 2005 the Company completed the acquisition of Telediscount Communications Inc., a New York corporation, pursuant to an Agreement and Plan of Merger whereby MCVH will exchange shares of MCVH for one hundred percent (100%) of the outstanding shares of Telediscount Communications Inc. At the effective time of the merger, Teledisocunt Communications Inc. will be merged with and into our wholly ownded subsidiary, Millennium Acquisition Corp., a Florida corporation, which will be subsequently dissolved and merged into the issuer.

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

Management of Millenium Capital Venture Holdings Inc. intend to request a name change to Nuevo Financial Corporation to better reflect the acquired business and general business model.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

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

The Company

The "Acquired" Business

Founded in 1998, TELEDISCOUNT COMMUNICATIONS, INC. ("Telediscount") is a leading provider of communication and wire remittance to the rapidly growing Hispanic population within the United States. The Company targets working-class communities in the New York metropolitan area where there is a high concentration of Hispanics who have strong demand for financial products. Thus, the Company is in the process of converting its stores into "financial superstores" for the underbanked community. It proposes to change its name to Nuevo Financial, Inc. and market financial products such as storage value cards, debt consolidation program, payday loans, wire transfers, check cashing, money orders, bill payment, auto insurance, home mortgage and prepaid credit cards. Additionally, it is looking to create a network of affiliated distribution channels in Mexico and in other Latin American countries for its financial products. The store base growth will be driven by two modes: franchising the concept and adding affiliated stores to the distribution channel.

The primary vehicle for reaching customers is a unique storefront concept where customers wire money to their "home" country, pay their phone and electric bills in the U.S. and Latin America, qualify home mortgages, make international calls to Latin American countries, purchase wireless products and access the Internet, among other services. The Company is currently one of the largest operators in the United States with 18 storefronts located primarily in the New York/New Jersey metropolitan area. Telediscount has successfully branded its services throughout the NY metropolitan area. Marketing expenses has averaged 3% of sales (with a range from 0-10%) with the primary distribution channel being flyers distributed throughout neighborhoods. The second method has been newspaper advertising in leading Hispanic newspapers. Additionally, radio spots in Spanish-language and visits by personalities have proven to be effective. TV advertising is costly but has been very responsive to monthly promotions.

Besides this branding and trust that it has built in consumer's mind over the last 6 years, Telediscount has several other advantages to accelerate its conversion into a "financial superstore". Given its development of its telecommunication products, the Company has a state-of-the-art communication network with preferential telecommunication rates. Coupled with the use of new technology such as Voice over Internet Protocol (VOIP), Telediscount can connect all its stores to headquarter at no cost and provide secured broadband connectivity globally. Secondly, the Company has locked up the most desirable storefront locations in its targeted Hispanic communities with significant foot traffic and calling volume. From these locations, it generates $1 million per week in wire transfers using four carriers to numerous countries throughout Latin America. To develop the business, management is focused on completing several key objectives over the next 12 months:

      o Secure key strategic partnerships with financial institutions and Latin America retailers
      o     Execute reverse merger into public company
      o     Receive permits and licenses to provide financial services
      o     Institute a technology platform to process financial transactions
      o     Develop a turnkey franchise program
      o     Recruit a world class management team

Market Potential

Telediscount, dba Nuevo Financial, has developed a business model that combines robust digital technologies with migrant-agent distribution channels to address the underserved rural and semi-rural migrant-sending and migrant receiving communities that pay large fees to stay connected and transfer significant sums of money from the United States. The model has two main elements: (1) building a digitally empowered network of Company-owned, franchised and affiliated stores, and (2) develop a multitude of financial products for this network.

The use of paper-based payment instruments is declining. Technology is enabling a new generation of product offerings by non-mainstream financial institutions for the unbanked consumer. A new report from Celent Communications, Self-Service for the Unbanked, predicts that self-service technology will be pivotal in enabling alternative financial entities to capture US$3.3 billion, or 22 percent, of the unbanked consumer market by 2010. The unbanked sectors representing nearly 33 million US households have traditionally been served by a variety of alternative financial services providers, including check cashing stores, money transfer services, and alternative credit sources. From time to time, banks have attempted to enter this market, often with disappointing results. Despite this record, the growth of the alternative financial services market and the development of new self-service technologies is leading financial institutions to reevaluate the market opportunity represented by this long-overlooked sector.

According to the Federal Reserve, 9.7% of households in the United States, approximately 26 million individuals--have no transaction accounts at mainstream depository banking institutions. An additional 40 million individuals either do not have a savings account or access to credit, and are thus considered underbanked. Together, the total number of un- and underbanked individuals in the United States is estimated to be nearly 70 million, generating aggregate annual income in excess of $300 billion. Prepaid products represent the largest remaining untapped market for consumer payments, reflecting huge growth potential--estimated at $2.1 trillion. Moreover, 35 million people migrant workers and immigrants in the U.S. are living outside of their country of origin.

   ------------------------------------------------------------------------------------------------------
                                U.S. LATINO and LATIN AMERICA MARKET POTENTIAL
   ------------------------------------------------------------------------------------------------------
                                             US                Latin America             US Latinos
   ------------------------------------------------------------------------------------------------------
   Population (M)                           280                     515                      35
   ------------------------------------------------------------------------------------------------------
   Household Income (US$B)                 $6.344                  $0.871                  $0.466
   ------------------------------------------------------------------------------------------------------
   Remittances (US$B)                      -$60.0                  $40.0                   -$40.0
   ------------------------------------------------------------------------------------------------------

   Source: UCLA NAID Center

Check cashing services, along with payday loans, are among the fringe financial services that mainstream financial institutions have tried to enter with little success. Payday lenders typically charge annual percentage rates of 300 percent or higher. Between 11 million and 13 million unbanked Americans, and as many as 30 million Americans overall, use check cashing services. According to the Filene Research Institute, high-fee check cashing outlets process 180 million checks worth $55 million annually and typically generate profit margins of 12-30 percent. Virtually nonexistent a decade ago, the payday loan industry has grown in recent years, today totaling 22,000 outlets.

         ---------------------------------------------------------------------------------------------------
                            AVERAGE COST OF SENDING $200 TO LATIN AMERICA FROM THE U.S.
         ---------------------------------------------------------------------------------------------------
                                      Transfer Fee               Exchange Rate                Total
         ---------------------------------------------------------------------------------------------------
         Mexico                           $6.54                     $11.59                   $18.13

         Dominican Rep.                   $4.22                     $18.16                   $22.38

         Colombia                         $6.31                     $18.71                   $25.02

         Cuba                            $25.58                      $0.0                    $25.58
         ---------------------------------------------------------------------------------------------------

         Source: Inter-American Bank

An additional market is remittance, which is considered one of the most lucrative for the underbanked Hispanic community. According to the Inter-American Development Banks Multilateral Investment Fund, the remittance market in 2005 to Latin America is projected to total $40 billion with annual revenues of $2 billion. It is growing at 7% as the Patriot Act has raised the cost and obstacles of formal methods of transferring money between the U.S. and Latin American countries. A 5% market share translates to $1 billion remittance value with revenues of $40 million for Nuevo Financial. The storage value card can easily achieve such a market share given the convenience and cost advantages. It has no FX surcharge since it is a transnational issuance, it has a secured proprietary pin system and it is a better value than competing products. Currently, wire transfers accounting for 70% of the remittance market while the unlicensed, informal channel of "mula", "viajero", "encomendero" and travel agents account for an additional 17% of the market, indicating the demand for lower cost alternatives.

   ---------------------------------------------------------------------------------------------------------
                                               COST COMPARISONS
   ---------------------------------------------------------------------------------------------------------
                                                  Western Union                    Nuevo Financial
   ---------------------------------------------------------------------------------------------------------
   Application Fee                                   $19.95                               $0
   ---------------------------------------------------------------------------------------------------------
   Monthly Fee                                        $4.95                               $0
   ---------------------------------------------------------------------------------------------------------
   Card Load                                          $6.00                               $0
   ---------------------------------------------------------------------------------------------------------
   ATM Withdraw                                       $2.00                               NA
   ---------------------------------------------------------------------------------------------------------
   Cash Advance                                       $4.00                             $1.00
   ---------------------------------------------------------------------------------------------------------
   Remittance                                          NA                               $10.00
   ---------------------------------------------------------------------------------------------------------

   Source: First Data Corporate Data

Customer Profile

Telediscount's primary customers are foreign-born Hispanics with the following breakdown: Ecuadorian 15%, Guatemala 6%, Colombian 5%, Mexican 45%, Peru 5%, Uruguay 5%, Argentina 3%, and Other Countries 16%. Our marketing survey shows that 17% have bank accounts, 30% have telephones, 10% own an automobile and 10% have credit cards. This customer base has several positive features. Hispanics is the fastest growing minority in the country, accounting for 12.5% of the U.S. population. Government statistics show that there are 18.3 million legal Hispanics above the age of 12 living in the United States and an additional 5 million that are considered undocumented immigrants. The influx of immigrants and the larger than average families result in the minority growing at 5% while the US population is averaging growth of only 1.2%.

According to DRI/McGraw Hill, the average Hispanic household has an average income of $34,000 and a total purchasing power of $581 billion. Hispanics typically are brand loyal, spending approximately 14% of their gross income on financial products and services. Often, ease of usage and quality tends to be more important than pricing given the language difficulties when a problem arises. Census 2000 data indicates that Hispanics are living in increasingly segregated neighborhoods where they are the largest minority. Areas with particularly high concentrations include Los Angeles, New York, Miami, San Francisco, Chicago, Houston and Dallas, all of which are the Company's targeted markets.

                        Hispanic Population By U.S. City
                  (Documented Hispanics above 12 years of age)

--------------------------------------------------------------------------------
                           # Of Hispanics      % of City         % of US
                            12-yrs+ age        Population       Hispanics
--------------------------------------------------------------------------------
Los Angeles                  4,458,500           37.7%            20.1%
--------------------------------------------------------------------------------
New York                     2,771,000           18.1%            12.5%
--------------------------------------------------------------------------------
Miami                        1,168,300           36.9%            5.3%
--------------------------------------------------------------------------------
San Francisco                 912,700            18.1%            4.1%
--------------------------------------------------------------------------------
Chicago                       854,400            12.9%            3.9%
--------------------------------------------------------------------------------
Houston                       778,500            22.7%            3.5%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL                        18,318,176            NA             10.2%
--------------------------------------------------------------------------------
     Source: U.S. Census Population

Demographics

The initial target markets for Nuevo Financial are towns in rural Mexico with populations of less than 50,000. Based on recent CONAPO 2000 surveys, 52.7 percent of the total 103.6 million Mexican populations live in the small communities with population less than 50,000, including more than 80 percent of the 20 million people in Mexico that receive remittances. Mexican immigrants in the U.S. send back to Mexico an estimated $15 billion annually to rural and semi-rural communities, with less than 1% directed toward banks or credit institutions for local savings and investments. The U.S. to Latin America transnational market is estimated at $1 trillion. Demand continues to grow despite the fact that a cost charged for these services are very high while in many of the targeted areas access is limited.

The market for U.S. to Mexico remittances has more than 200 companies following the footsteps of Western Union and Money Gram, with large National Money Transmitting Organization (including Vigo, USPS, Rica, Dole and Segue) still controlling about half of the estimated 5 million transactions a year. Small informal agent networks have grown to control close to 45% of the market, with banks and credit unions making up about 5% of the market, and a handful of debit and ATM card providers having virtually no market presence. Most competitors agree that the future of money transfer lies in these new technologies. As money orders were replaced by wire remittances, storage value cards are expected to shift the market.

The Product and Services

The Company currently has numerous relationships with leading wire remittance companies and has developed a proprietary storage value platform. The Nuevo Financial storage value product is a remittance card program based on a "gift card" type platform, which allows Telediscount to track and administer the money flow from one cardholder in any Nuevo Financial location to a second cardholder in any other location. Using the Maestro ATM program, the product creates a "bridge" between the two cards to allow funds to be moved backwards and forwards between the two card types. The benefits of this program are many-fold: (1) there is a significant reduction in per transaction processing fees, and (2) more flexibility in modifying the platform and adding new functionalities. The program simplifies the addition of other products and the transfer of funds to partners providing such products as phone cards, life insurance, and health benefits.

Telediscount is currently seeking full integration of its proprietary card program with one or more "network programs" such as Visa/Mastercard, which would allow for various unique and powerful functionalities. For example, Nuevo Financial will be able to take payroll deposited into the card, transfer the fund across the border, load the funds onto a Nuevo Financial Maestro card issued by a Mexican bank, and then withdraw pesos at an ATM in Mexico without paying the 4% foreign exchange markup imposed on international Maestro card withdrawals. This process, although seemingly complex, would occur in under a minute, and would be in compliance with Maestro rules and regulations. The result would be a cost savings of $12 for a standard $300 Maestro card-to-Maestro card remittance.

Trademarks

The Company has applied for registered trademarks for "Telediscount(TM)" and "TELEDISCOUNT Communications", and has applied for the logo on the front page of this prospectus. The Company is also in the process of registering several domain names, including www.avvcom.com and www.telediscountcom.com.

Personnel

At present, the Company employs a total of seventy eight (78) employees, twelve
(12) of whom are executive officers. In addition, the Company currently utilizes the services of consultants in the areas of corporate and financial services. Immediately following the completion of this Offering, the Company plans to significantly expand its operations and, in connection with such operations, will require additional employees.

Employees

Millennium has no full-time or part-time employees.

The following discussion should be read in conjunction with the information contained in the unaudited financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - June 2, 2000 (Inception) through June 30, 2005. The Company had entered into an agreement with DotCom Internet Ventures Ltd., who was at that time a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement was to continue until such time as the Company had effected a business combination. DotCom Internet Ventures Ltd. had agreed to pay all expenses of the Company until such time as a business combination was effected, without repayment. William Tay, the sole officer and director of the Company and the sole officer and director of DotCom Internet Ventures Ltd., resigned on June 26, 2001. At that time the Company was in negotiation to acquire a target company, Hub Corporation. Mr. Bruno Desmarais, who was appointed as sole officer and director of the Company on June 27, 2001 was negotiating the transaction with Hub. Mr. Tay sold his share position to Mr. Desmarais and the contract with DotCom International Ventures Ltd. was cancelled. The Company was unable to conclude a transaction with Hub Corporation and continued the review potential candidates for a business combination. Subsequent to the year ended 2002, the Company has negotiated a business combination with Mada Multimedia Inc.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

The Company has 6,850,000 shares of its Common Stock outstanding. The Company has no operating history and no material assets. As at June 30, 2005, the Company had $-0- in cash and $-0 as at December 31, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2005.

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the terms and conditions of the reverse merger transaction with Telediscount Communications Inc., we issued 20,700,000 shares of common stock. In addition, certain shareholders retired 3,756,000 shares of common stock.

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

MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.


DATE: August 12, 2005                           /s/ Jose Araque
                                                ------------------------
                                                Jose Araque
                                                President, CEO and Chairman


DATE: August 12, 2005                           /s/ Jose Araque
                                                ------------------------
                                                Jose Araque
                                                Chief Accounting Officer