Form 10QSB
period 2005-09-30
MILLENNIUM CAPITAL VENTURE HOLDINGS INC
filed 2005-11-21
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the Quarter ended September 30, 2005

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

                               Tel: (201) 537-0956
                              --------------------
                           (Issuer's telephone number)


   -------------------------------------------------------------------------
          (Former name or former address, if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X __ Yes __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,794,000 as of November 21, 2005.

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                         CONDENSED FINANCIAL STATEMENTS

                               September 30, 2005



                                TABLE OF CONTENTS










                                                                        Page
                                                                      --------
     Condensed Balance Sheets........................................    2
     Condensed Statements of Operations..............................    3
     Condensed Statements of Cash Flows..............................    4
     Notes to Condensed Financial Statements.........................    5-6

                     MILLENIUM CAPITAL VENTURE HOLDINGS

                        (A DEVELOPMENT STAGE COMPANY)

                           CONDENSED BALANCE SHEET



                                                                 September 30
                                                                     2005
                                                                  ----------
                                                                 (Unaudited)
                                   ASSETS
Cash
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
                                                                  =========

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                                             June 2, 2000
                                                                                                            (Inception) to
                                            Nine Months Ended September 30  Three Months Ended September 30  September 30
                                             ---------------------------     ---------------------------     ------------
                                                 2005            2004           2005            2004             2005
                                             ------------      ---------     ----------     ------------     ------------
                                             (Unaudited)      (Unaudited)    (Unaudited)    (Unaudited)
Revenues                                     $       --        $    --       $     --       $       --       $       --

Operating expenses

Professional fees                                   2,447           --             --               --             67,008
Consulting fees                                      --             --             --               --             71,909
Other expenses                                       --             --             --               --             30,093
                                             ------------      ---------     ----------     ------------     ------------

Loss before other item and income taxes      $     (2,447)     $    --       $     --       $       --       $   (169,010)
Gain on settlement of debt                           --             --             --               --             13,653
                                             ------------      ---------     ----------     ------------     ------------

Loss before income taxes                           (2,447)          --             --               --           (155,357)
Income taxes                                         --             --             --               --                 90
                                             ------------      ---------     ----------     ------------     ------------

NET LOSS                                     $     (2,447)     $    --       $     --       $       --       $   (155,447)
                                             ============      =========     ==========     ============     ============

Net loss per common share                    $     (0.000)     $    --       $     --       $       --       $     (0.016)
                                             ============      =========     ==========     ============     ============

Weighted average number of common shares
used in calculation                            15,322,000      6,850,000     23,794,000        6,850,000       10,000,000
                                             ============      =========     ==========     ============     ============

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                  June 2, 2000
                                                                                                 (Inception) to
                                                      Nine Months Ended September 30              September 30
                                                -------------------------------------------     ------------------
                                                      2005                    2004                    2005
                                                ------------------     --------------------     ------------------
                                                   (Unaudited)             (Unaudited)
Cash Flows from Operating Activities
     Net loss                                   $          (2,447)     $                --      $          (2,447)
Change in accounts payable                                  2,447                       --                  2,447
                                                ------------------     --------------------     ------------------

   Net cash flows used in operating activities                 --                       --                     --
                                                ------------------     --------------------     ------------------

Cash Flows from Investing Activities
   Net cash used by investing activities                       --                       --                     --
                                                ------------------     --------------------     ------------------

Cash Flows from Financing Activities
Issue of common stock                                                                                          --
Shareholder contributions                                      --                       --                     --
                                                ------------------     --------------------     ------------------

   Net cash used by financing activities                       --                       --                     --
                                                ------------------     --------------------     ------------------

Net increase (decrease) in cash                                --                       --                     --
Cash - Beginning of period                                     --                       --                     --
                                                ------------------     --------------------     ------------------

Cash - Ending of period                         $              --      $                --      $              --
                                                ==================     ====================     ==================

                       MILLENIUM CAPITAL VENTURE HOLDINGS

                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated in the State of Delaware on September 2, 2000 to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business. As of September 30, 2005 the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2005 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year.

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


On September 2, 2000, Millennium Capital Venture Holdings Inc. was incorporated under the laws of the State of Delaware. On September 26, 2001, the sole shareholder of Millennium sold its shares to Bruno Desmarais, who thus became the sole shareholder, officer and director of Millennium. Mr. Desmarais commenced looking for an acquisition candidate for Millennium.

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

On August 5, 2005, the Company published the unaudited Statement of Income for the years ended 2003 and 2004 for Telediscount Communications, Inc., its unaudited Consolidated Balance Sheets for 12/31/2004 for Telediscount Communications, Inc., and its Consolidated Condensed Statements of Cash Flows for the fiscal year 2004 for Telediscount Communications, Inc. Completion of this audit is a condition to closing.


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



   -------------------------------------------------------------------------

                 U.S. LATINO and LATIN AMERICA MARKET POTENTIAL
   -------------------------------------------------------------------------

                                    US          Latin America    US Latinos
   -------------------------------------------------------------------------

   Population (M)                  280               515             35
   -------------------------------------------------------------------------

   Household Income (US$B)        $6.344            $0.871         $0.466
   -------------------------------------------------------------------------

   Remittances (US$B)             -$60.0            $40.0          -$40.0
   -------------------------------------------------------------------------

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



         ---------------------------------------------------------------

           AVERAGE COST OF SENDING $200 TO LATIN AMERICA FROM THE U.S.
         ---------------------------------------------------------------
                            Transfer Fee    Exchange Rate        Total
         ----------------- -------------- ------------------ -----------

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

   --------------------------------------------------------------

                           COST COMPARISONS
   --------------------------------------------------------------

                               Western Union    Nuevo Financial
   ------------------------- ----------------- ------------------

   Application Fee                $19.95               $0
   ------------------------- ----------------- ------------------

   Monthly Fee                     $4.95               $0
   ------------------------- ----------------- ------------------

   Card Load                       $6.00               $0
   ------------------------- ----------------- ------------------

   ATM Withdraw                    $2.00               NA
   ------------------------- ----------------- ------------------

   Cash Advance                    $4.00             $1.00
   ------------------------- ----------------- ------------------

   Remittance                       NA               $10.00
   ------------------------- ----------------- ------------------

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



                        Hispanic Population By U.S. City
                  (Documented Hispanics above 12 years of age)

------------------------------- ----------------------------- ----------------------------- --------------------------
                                       # Of Hispanics                  % of City                     % of US
                                        12-yrs+ age                    Population                   Hispanics
------------------------------- ----------------------------- ----------------------------- --------------------------
Los Angeles                              4,458,500                       37.7%                        20.1%
------------------------------- ----------------------------- ----------------------------- --------------------------
New York                                 2,771,000                       18.1%                        12.5%
------------------------------- ----------------------------- ----------------------------- --------------------------
Miami                                    1,168,300                       36.9%                        5.3%
------------------------------- ----------------------------- ----------------------------- --------------------------
San Francisco                             912,700                        18.1%                        4.1%
------------------------------- ----------------------------- ----------------------------- --------------------------
Chicago                                   854,400                        12.9%                        3.9%
------------------------------- ----------------------------- ----------------------------- --------------------------
Houston                                   778,500                        22.7%                        3.5%
------------------------------- ----------------------------- ----------------------------- --------------------------

------------------------------- ----------------------------- ----------------------------- --------------------------
TOTAL                                    18,318,176                        NA                         10.2%
------------------------------- ----------------------------- ----------------------------- --------------------------
     Source: U.S. Census Population

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


Results of Operations - September 2, 2000 (Inception) through September 30, 2005. The Company had entered into an agreement with DotCom Internet Ventures Ltd., who was at that time a shareholder of the Company, to supervise the search for target companies as potential candidates for a business combination. The agreement was to continue until such time as the Company had effected a business combination. DotCom Internet Ventures Ltd. had agreed to pay all expenses of the Company until such time as a business combination was effected, without repayment. William Tay, the sole officer and director of the Company and the sole officer and director of DotCom Internet Ventures Ltd., resigned on September 26, 2001. At that time the Company was in negotiation to acquire a target company, Hub Corporation. Mr. Bruno Desmarais, who was appointed as sole officer and director of the Company on September 27, 2001 was negotiating the transaction with Hub. Mr. Tay sold his share position to Mr. Desmarais and the contract with DotCom International Ventures Ltd. was cancelled. The Company was unable to conclude a transaction with Hub Corporation and continued the review potential candidates for a business combination.

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

On August 5, 2005, the Company published the unaudited Statement of Income for the years ended 2003 and 2004 for Telediscount Communications, Inc., its unaudited Consolidated Balance Sheets for 12/31/2004 for Telediscount Communications, Inc., and its Consolidated Condensed Statements of Cash Flows for the fiscal year 2004 for Telediscount Communications, Inc. Completion of this audit is a condition to closing.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

The Company has no operating history and no material assets. As at September 30, 2005, the Company had $-0- in cash and $-0 as at December 31, 2004.

Liquidity and Plan of Operation.

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

Following the closing of the acquisition of Telediscount Communications Inc., a New York corporation, the Company will fund operations through the revenues of Telediscount Communications Inc. (See: On August 5, 2005, the Company published the unaudited Statement of Income for the years ended 2003 and 2004 for Telediscount Communications, Inc., its unaudited Consolidated Balance Sheets for 12/31/2004 for Telediscount Communications, Inc., and its Consolidated Condensed Statements of Cash Flows for the fiscal year 2004 for Telediscount Communications, Inc. Completion of this audit is a condition to closing.)

Off-Balance Sheet Arrangements.


 The Company, as of the original date of this report and as of the date that this report is filed with the SEC, has no off-balance sheet arrangements.


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2005.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

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


 MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.




DATE: November 21, 2005                             /s/ Jose Araque
                                                    ------------------------
                                                    Jose Araque
                                                    President, CEO and Chairman


DATE: November 21, 2005                             /s/ Jose Araque
                                                    ------------------------
                                                    Jose Araque
                                                    Chief Accounting Officer