Form 10KSB
period 2005-12-31
Nuevo Financial Center, Inc.
filed 2006-08-15
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended December 31, 2005.

|_| TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission file number: 0-31457

                          NUEVO FINANCIAL CENTER, INC.

              (formerly MILLENNIUM CAPITAL VENTURE HOLDINGS, INC.)
                 (Name of small business issuer in its charter)

           DELAWARE                        5045                  23-3048444
(State or other jurisdiction of      (Primary Standard       (I.R.S. Employer
 incorporation or organization)  Industrial Classification  Identification No.)

                             2112 Bergenline Avenue
                          Union City, New Jersey 07087

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                         Telephone Number: 201.537.0956
                           (Issuer's telephone number)

                              1 Place Ville-Marie,
                            Montreal, Quebec H3B 4R4
          (Former name or former address, if changed since last report)

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

|X| Yes |_| No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year: $ 2,956,388

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

|_| Yes |_| No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,350,000 as of July 12, 2006.

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

Transitional Small Business Disclosure Format (Check one):  |_| Yes |X| No

                                TABLE OF CONTENTS

PART I                                                                         4

  ITEM 1.   DESCRIPTION OF BUSINESS                                            4

  ITEM 2.   DESCRIPTION OF PROPERTIES                                          6

  ITEM 3.   LEGAL PROCEEDINGS                                                  6

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS               7

PART II                                                                        7

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           7

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS                                              8

  ITEM 7.   FINANCIAL STATEMENTS                                              11

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                              26

  ITEM 8A.  CONTROLS AND PROCEDURES                                           26

  ITEM 8B.  OTHER INFORMATION



PART III                                                                      27

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT 16              27

  ITEM 10.  EXECUTIVE COMPENSATION                                            28

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    28

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    29

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                  30

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                            31

SIGNATURES                                                                    32

                                     PART I

Unless otherwise noted, all dollar references are in U.S. Dollars.

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

Item 1. DESCRIPTION OF BUSINESS

General Description and Development of Business

Nuevo Financial Center, Inc. ("Company", "Registrant" or "Nuevo"), formerly Millennium Capital Venture Holdings, Inc. ("MCVH"), was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign corporation.

On March 24, 2003, the Company acquired all of the issued and outstanding shares of Mada Multimedia Inc., a Quebec corporation ("Mada"), which was formed to design, produce and market multimedia applications in the financial education sector, as well as training courses and simulations in the stock trading sector. However, operations of Mada never commenced.

On February 4, 2005, Mr. Andre St-Arnaud, Mr. Nil Lapointe, Mr. Mario Drolet and Mr. Bruno Desmarais ("Desmarais") resigned as Directors and Officers of Millennium Capital Venture Holdings Inc. Mr. Francis Mailhot was nominated and appointed as a Director and as President and CEO of MCVH.

On March 11, 2005 ("Closing Date"), the Company completed the acquisition of Telediscount Communications Inc., ("Telediscount"). Telediscount, a New York corporation, was incorporated in June 1998, primarily to provide telecommunication, long distance service, wire transfers service, phone cards, internet, cellular, accessories, bill payment, and other related products and services through retail stores. Pursuant to an Agreement and Plan of Merger (collectively, the "Merger") all of the outstanding shares of the Telediscount's common stock were converted into shares of MCVH common stock ("Common Stock") on the Closing Date. On November 18, 2005, MCVH changed its name to Nuevo, to more accurately reflect its changing business strategy.

On April 7, 2005, Mr. Francis Mailhot ("Mailhot") resigned as President and CEO of MCVH. Mailhot remained as a Director of MCVH until his resignation on November 30, 2005. In addition, on April 7, 2005, Mr. Rainey Sellars, Mr. Tim Gardner and Mr. Jose Araque ("Araque") were appointed as Directors of MCVH and Araque was simultaneously appointed President and CEO.

As of December 31, 2005, there were 17 company-owned stores in operation in New Jersey (9) and New York (8).

General Business Plan

The Company is a provider of wire remittance or wire transfers (where a customer gives the Company funds to electronically transfer to another person, usually internationally, through a worldwide network of banks, and telecommunication products and services to the rapidly growing Hispanic population in the United States. As of December 2005, the Company had revenues of approximately $3.0 Million. Such revenues are principally derived from commissions from wire remittances, the sale of cellular phones and accessories, calling cards, long distance calls, bill payment, providing internet access, as well as other miscellaneous products and services.

Notwithstanding the foregoing, the Company is in the process of expanding its business strategy. The Company seeks to leverage its existing customer base and company-owned retail store operations, which are currently located throughout the New York metropolitan area (in northern and central New Jersey, Westchester County, New York, on the border of Connecticut and in Long Island), by expanding its product lines to address the growing need for financial services in the Hispanic community. Thus, the Company is in the process of introducing new products and services into its stores and it intends to open new locations targeting working-class communities across the United States, where there is a high concentration of Hispanics who, the Company believes have a strong demand for financial products and services, as well as for those financial and telecommunication products currently offered by the Company.

The Company intends to market, in addition to its current wire remittance and telecommunication products and services, a comprehensive range of financial products and services. The core financial products will be centered on: i) wire remittance; ii) insurance; iii) financing; and iv) credit instruments, which would enable its customers to establish credit, gain greater access to credit markets and protect their assets. Ancillary products and services may also include:

      o Real estate - The Company intends to become a licensed real estate broker, offering such real estate services as assisting consumers in the purchase, sale or rental of residential and commercial property;

      o Travel - The Company will offer access to booking travel arrangements;

      o Check cashing - Cashing all types of checks, including payroll, government, personal, two-party, money orders, insurance drafts, cashier's checks and more, since many banks now refuse to cash checks for people who do not have bank accounts. For those with bank accounts, banks can hold the deposited funds for several days or even weeks until the check clears their banking system.

      o Tax preparation and related services - The Company will offer tax services, including the preparation of income tax returns and applications for tax identification numbers.

      o Payday loans - Where permitted by law, the Company intends to initially offer, through an affiliate program, access to pay day loans or cash advances. These are short term loans that provide consumers with additional money until their next payday.

      o Storage value cards - Provide a way to make financial transactions. Stored value cards use magnetic stripe technology to store information about funds that have been prepaid to the card. Payroll cards, government benefit cards, prepaid debit cards, gift cards, and telephone cards are examples of stored value cards.

      o Prepaid credit cards - For consumers with no credit or past credit problems, it can be very difficult to get credit cards. Prepaid credit cards, work exactly like a regular credit card. Consumers can open an account and "pre-load" the card with cash up-front, similar to a pre-paid calling card. Then, they can use the prepaid MasterCard or Visa anywhere these cards are accepted; and,

      o Money orders - Money orders are a convenient, safe and economical alternative to personal and bank checks. They are easy to buy and are readily accepted as a form of currency. They provide the security of a bank check, at a lower price. As there is no need for a bank account, consumers don't need to wait days for it to clear. As well as being cashed on-the-spot, money orders can be deposited directly into a bank account, subject to a clearance period.

Government Regulation

Some of the products and services discussed above may require that the Company secure the necessary state licensing to be able to offer such products and services. At present, the Company has begun the process of applying to the applicable state authorities to secure any such licenses that may be required. The Company is not aware of any issues that would impede its ability to secure the appropriate licenses.

With wire remittance services, the transfer of funds across international borders is regulated by the government Bank Secrecy Act and Anti-Money Laundering Regulation. As an authorized agent of Vigo Remittance Corp., one of the largest electronic funds transfer companies in the US, the Company closely adheres to the Bank Secrecy Act regulations, which require financial institutions located in the U.S., including money remitters, to collect information and maintain records for domestic and international money transfers of $3,000 and over.

Competition

The Company will likely face competition from a variety of sources seeking to gain access to the Hispanic market to sell their financial products and services. While the Company is not presently aware of any other company looking to develop a national chain of financial and telecommunication retail centers, there currently is and will likely continue to be, competition from insurance companies, banks, mortgage companies, check cashing businesses, tax preparers, and other businesses. Some of these competitors may have greater financial resources than the Company that will enable them to outperform the Company. In addition, the Company recognizes that the multi-service industry is highly fragmented with numerous individual owners operating in local markets offering similar products and services to those offered by the Company.

Employees

As of July 12, 2006, the Company employed approximately 45 individuals, of which approximately 80% were employed on a full-time basis. No employees are covered by any collective bargaining agreement. The Company considers its labor relations with its employees to be in good standing and have not experienced any interruption of its operations due to disagreements.

Item 2. DESCRIPTION OF PROPERTY

The Company leases all of its retail locations and currently utilizes space in one of these locations as the Company's corporate headquarters. The Company believes that it has adequate insurance in force on all of its retail locations.

In December 2005, the Company renovated one of its existing retail stores as a prototype Nuevo location, at a cost of approximately $40,000. Based upon its ability to raise additional financing, the Company intends to remodel, most, if not all, of its then remaining retail stores to reflect its new corporate name, image and expanding business model.

Item 3. LEGAL PROCEEDINGS

The Company has recently been named as an additional defendant in a lawsuit against the City of New York for an alleged slip and fall which purportedly occurred near a former location of the Company. At this time, the Company has no information as to the extent of the claim and has hired an attorney to investigate the matter further.

There is no other litigation currently pending or being threatened by or against the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2005.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for the Company's securities. On December 28, 2005, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") on Form SB-2 to register certain of its issued and outstanding shares. Following such registration statement being deemed effective by the SEC, the Company will file an application with the National Association of Securities Dealers requesting approval of quotation of its securities on the OTC/BB. On February 24, 2006, the Company filed an amendment to Form SB-2 by filing Form SB-2/A.

As of July 12, 2006, there were 105 stockholders of the Company's outstanding common stock.

Since the Company's date of inception on June 2, 2000, the Company has sold securities which were not registered under the Securities Act of 1933, as follows:

    Date                     Name                    Shares    Consideration
------------   ---------------------------------   ---------   -------------
June 2, 2000   DotCom Internet Ventures Ltd. (1)   5,000,000       $500.00

Mr. William Tay, the President and sole director of MCVH as of June 2, 2000 was also the sole director and controlling shareholder of DotCom Internet Ventures Ltd ("DCIV"). The above referenced shares, issued to DCIV were for services provided to MCVH by DCIV, in lieu of cash. Such services were valued at $500 and consisted of incorporation and organization of the corporation.

On June 26, 2001, DCIV sold its 5,000,000 shares to Mr. Bruno Desmarais ("Desmarais"), a past officer and director of MCVH. No underwriting discounts, commissions, finder's fees or other expenses were paid in connection with this sale of stock.

In April 2002, MCVH issued 1,000,000 shares of its common stock to eight (8) consultants that provided actual services to Millennium, which were valued at $0.10 per share. The shares were issued pursuant to exemptions provided by
Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission there under.

Since becoming MCVH's major shareholder in June 2001, Desmarais loaned an aggregate of $7,010 to MCVH, which was carried on the Company's financial statements as a shareholder's loan. This unsecured loan was made without the execution of any loan agreement or other document and had no repayment terms or terms regarding accrual of interest.

In January 2003, in order to raise capital for MCVH's then ongoing needs for accounting services, legal representation and auditing, the Company conducted a private placement of its securities. Under such offering, MCVH sold 850,000 shares of common stock and realized total proceeds of $42,500 from such sales. The shares were sold to family members, business associates, close friends of MCVH's then officers and directors. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission there under. No commissions or finders fees were paid by Millennium in connection with the sale of these shares.

On March 25, 2006, the Company entered into a Convertible Promissory Note ("Convertible Note") with certain investors ("Investors"), in the amount of $91,973. Under the terms of the Convertible Note, due April 1, 2007, it was to be repaid through either conversion by the Investors into cash, or into quoted shares of the Company's common stock, including an interest rate of ten (10%) percent per annum from the closing date to the conversion date. On April 24, 2006, the Investors elected to convert the principal amount of the promissory note into 2,299,325 shares of the Company's common stock at a price of $.04 per share of the Company's common stock. Such shares are not yet included in the number of outstanding common shares as of July 12, 2006 above.

Dividends

The Company has never paid a cash dividend on its Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes to Consolidated Financial Statements thereto appearing elsewhere herein.

Results of Operations for the Year Ended December 31, 2005 as compared to December 31, 2004

Since its inception on June 2, 2000, through the date of the Merger, the Company had no operations and was considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. Notwithstanding, for the purpose of this management's discussion and analysis of financial condition and results of operations, the Company is comparing the years ended December 31, 2005 and 2004 of the acquired entity.

Net sales of company-owned stores for the year ended December 31, 2005 decreased $278,719, or 8.6% to $2,956,388, as compared to $3,235,107 for the same period in 2004. Such decrease was primarily due to a lower number of stores in operation during 2005 as compared to the same period in 2004, as the Company had closed six (6) unprofitable stores during 2004. For 2005, approximately 35% of the Company's revenue was derived from long distance telephone calls, while revenues generated from bill payment and wire remittance services, as well as the sale of cellular phones and prepaid cellular cards, each contributed approximately 13-14%. The remainder was derived from miscellaneous services such as internet access, prepaid long distance phone cards, photo IDs, courier and mailbox services, faxing and copying.

The Company had a net loss of $953,739 for the year ended December 31, 2005, an increase of $569,456 or 148% as compared to a loss of $384,283 for the same period in 2004. Such increase was primarily due to a loss from the abandonment of assets of $114,072, approximately $124,000 in tax penalties attributable to the late payment of employment taxes and a settlement with the Department of Labor for the nonpayment of employee overtime and, $309,000 attributable to the decrease in revenues and lower gross profit margin due to an 8.2% increase in the cost of goods sold percentage to 74.4% in 2005 as compared to 66.2% for the same period in 2004.

Liquidity and Capital Resources

As of December 31, 2005, the Company had negative working capital of $578,668 and cash on hand of $90,873. As of December 31, 2004 the Company had working capital of $166,709 and cash on hand of $9,277.

During 2005, the Company's operating activities used approximately $581,000 of cash. This was principally due to the net loss of $954,000 and an increase in accounts receivable of $47,000 and offset, in part, by non-cash items of $230,000, decreases in inventory of $237,000 and security deposits of $52,000 and increases in accounts payable and accrued liabilities of $212,000. The Company believes it can improve its operating cash flows by continuously monitoring its Company-owned stores by new marketing strategies, increasing its gross margins, through the introduction of financial products and services, cost containment, among other things.

For the year ended December 31, 2005, cash flows used in investing activities were approximately $74,000, primarily due to capital expenditures and equipment purchases, including the renovation of one of its Company-owned stores to reflect the Nuevo branding and financial services model.

For the year ended December 31, 2005, cash flows generated by financing activities were $425,000 raised from the Bridge Loan (see Note 4 - Notes Payable, included in the Notes to Consolidated Financial Statements of this Report).

In addition to the Bridge Loan, the Company raised additional capital during the first and second quarter of 2006 (see Note 9 - Subsequent Events, included in the Notes to Consolidated Financial Statements of this Report), which the Company believes provides it with sufficient financial resources to fund its current operations for the twelve months ending December 31, 2006. Notwithstanding the foregoing, the Company is seeking additional capital to execute its revised business plan. However, there can be no assurance that the Company will be able to secure such additional financing or whether such financing, if obtained, will be available on terms favorable to the Company.

Plan of Operation

The Company will continue to review and improve its existing operations by monitoring store performance, introducing new products and services, implementing aggressive marketing programs, and instituting employee sales training programs, and cost containment, amongst other things.

As part of these initiatives, the Company is seeking to expand it's predominantly telecommunications based operations into "financial centers". As such, the Company proposes to offer higher margin financial products, such as real estate, travel, insurance, mortgages and other financial products and services to its customers.

The Company will continue to seek the additional financing it requires to implement its conversion and expansion strategy. The Company has defined a list of actions that have already been undertaken or which it hopes to begin implementing in 2006 to achieve its growth plans:

      o Secure key strategic partnerships with financial institutions and Latin America retailers

      o Complete strategic acquisitions for select financial services with license requirements

      o Receive permits and licenses to provide financial services not secured through acquisition

      o Institute a centralized technology platform and database to process financial transactions

      o     Implement aggressive market campaigns to the Hispanic community

      o     Develop a turnkey franchise program

      o     Create e-commerce website, and

      o     Recruit a world class management team.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the company, or engages in leasing, hedging, or research and development services within the company.

The Company does not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases (see Note 7 - Commitments, included in the Notes to the Consolidated Financial Statements of this Report).

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of high-quality accounting policies. Management believes that its policies related to revenue recognition, legal contingencies and allowances on accounts receivable are critical to an understanding of the Company's consolidated financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

Management's estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts. To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $4,700 lower, based upon 2005 results, depending upon whether the actual write-offs are greater than estimated.

Management's estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company's net operating loss carry-forwards will be utilized. The Company has not recorded a benefit from operating loss carry forwards. Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections," a replacement of Accounting Principles Board ("APB") No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," to require retrospective application to prior periods' financial statements of changes in accounting principle, unless the change is impracticable to determine the period-specific effects or the cumulative effect of the change. As the Company did not have an accounting change or error correction, the adoption of this Statement did not have, nor is it expected to have, a material impact on the Company's financial position or results of operations.

Item 7. FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      12

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheet as of December 31, 2005                       13

    Consolidated Statements of Operations for the Years Ended
      December 31, 2005 and 2004                                             14

    Consolidated Statements of Shareholders' Equity (Deficit) for the
      Years Ended December 31, 2005 and 2004                                 15

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005 and 2004                                             16

    Notes to Consolidated Financial Statements                             17-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of Nuevo Financial Center, Inc.

We have audited the accompanying balance sheet of Nuevo Financial Center, Inc. as of December 31, 2005 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuevo Financial Center, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nuevo Financial Center, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Nuevo Financial Center, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jewett, Schwartz & Associates

Hollywood, Florida
July 1, 2006

                          NUEVO FINANCIAL CENTER, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS
Current assets
  Cash                                                           $    90,873
  Commissions Receivable                                              47,000
  Inventory                                                            7,099
  Prepaid income taxes                                                   250
                                                                 -----------
Total current assets                                                 145,222
Property and equipment
  Equipment                                                          440,596
  Furniture and fixtures                                             180,671
  Leasehold improvements                                             610,100
                                                                 -----------
                                                                   1,231,367
Less: accumulated depreciation & amortization                       (675,620)
                                                                 -----------
Total property and equipment                                         555,747
Other assets
  Security deposits                                                   52,050
                                                                 -----------
Total assets                                                     $   753,019
                                                                 ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Current liabilities
    Accounts payable                                             $   298,890
    Notes payable                                                    425,000
                                                                 -----------
Total current liabilities                                            723,890
Shareholders' equity
  Common stock, 100,000,000 shares $.001 par stock authorized,
    23,700,000 shares issued and outstanding                          23,700
  Additional paid-in capital                                       3,294,925
  Accumulated deficit                                             (3,289,496)
                                                                 -----------
Total shareholders' equity                                            29,129
                                                                 -----------
Total liabilities and shareholders' equity                       $   753,019
                                                                 ===========

The accompanying notes are an integral part of these financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                2005          2004
                                            -----------   -----------
Revenue                                     $ 2,956,388   $ 3,235,107
Cost of Sales                                 2,156,441     2,141,593
                                            -----------   -----------
Gross profit                                    799,947     1,093,514
Total general and administrative expenses     1,639,614     1,477,797
                                            -----------   -----------
Loss from operations                           (839,667)     (384,283)
Other income and (expense)
  Loss on abandonment of assets                (114,072)           --
                                            -----------   -----------
Loss before taxes                              (953,739)     (384,283)
Provision for federal income taxes                   --            --
                                            -----------   -----------
Net loss                                    $  (953,739)  $  (384,283)
                                            ===========   ===========
Weighted average shares outstanding          46,903,617    68,937.725
                                            ===========   ===========
Basic and diluted loss per share            $     (0.02)  $     (0.01)
                                            ===========   ===========

The accompanying notes are an integral part of these financial statements.

                          NUEVO FINANCIAL CENTER, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                         Common Stock
                                  Additional Paid In Capital
                       -----------------------------------------------
                       500,000,000 shares authorized      Additional     (Accumulated
                          Shares       no par value    Paid in Capital      Deficit        Total
                       -----------   ---------------   ---------------   ------------   ----------
Balance at 12/31/03     34,954,338                        $2,177,625     $(1,951,424)   $  226,201
Conversion of note
  payable to shares
  of common stock       40,780,065                         1,000,000                     1,000,000
Issuance of shares
  at $.003 per share    40,780,065                           141,000                       141,000
Net loss                        --                                --        (384,283)     (384,283)
                       -----------   ---------------      ----------     -----------    ----------
Balance at 12/31/04    116,514,468                        $3,318,625     $(2,335,707)   $  982,918
                       ===========   ===============      ==========     ===========    ==========

                       100,000,000 shares authorized
                      ------------------------------      Additional     (Accumulated
                          Shares     $.001 par value   Paid in Capital      Deficit        Total
                      ------------   ---------------   ---------------   ------------   -----------
Share exchange        (116,514,468)                      $(3,318,625)    $              $(3,318,625)
Amended
Capitalization          23,700,000        23,700           3,294,925                      3,318,625
Net loss                        --                                --        (953,789)      (953,789)
                      ------------        ------         -----------     -----------    -----------
Balance at 12/31/05     23,700.000        23,700         $ 3,294,925     $(3,289,496)   $    29,129
                      ============        ======         ===========     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       2005        2004
                                                    ---------   ----------
Cash flows from operating activities
  Net loss                                          $(953,739)  $ (384,283)
  Adjustments to reconcile net income to net cash
    used in (provided by) operating activities
      Depreciation                                    116,240      137,078
      Loss on abandonment of assets                   114,072           --
      (Increase) decrease in:
        Accounts receivable                           (47,000)          --
        Inventory                                     236,504       66,397
        Security deposits                              52,146           --
      Increase (decrease) in:
        Accounts payable and accrued liabilities      212,469       13,878
                                                    ---------   ----------
Net cash used in operating activities               $(269,308)  $ (166,930)
                                                    ---------   ----------
Cash flows from investing activities
  Acquisition of equipment                            (74,096)          --
                                                    ---------   ----------
Net cash used in investing activities               $ (74,096)  $       --
                                                    ---------   ----------
Cash flows from financing activities
  Proceeds from notes payable                         425,000           --
  Shareholder contributions                                --      141,000
                                                    ---------   ----------
Net cash provided by financing activities           $ 425,000   $  141,000
                                                    ---------   ----------
Net increase (decrease) in cash                        81,596      (25,930)
Cash
  Beginning of year                                     9,277       35,207
                                                    ---------   ----------
  End of year                                       $  90,873   $    9,277
                                                    =========   ==========
Supplemental disclosures:
  Interest paid                                     $      --   $       --
                                                    =========   ==========
  Taxes paid                                        $      --   $       --
                                                    =========   ==========
Noncash investing and financing activities:
  Conversion of Notes to Common Stock               $      --   $1,000,000
                                                    =========   ==========

The accompanying notes are an integral part of these financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT AND ACCOUNTING POLICIES

Organization

Nuevo Financial Center, Inc. ("Company"), formerly Millennium Capital Venture Holdings, Inc. ("MCVH"), was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign corporation.

On March 11, 2005, the Company completed the acquisition of Telediscount Communications Inc., ("Telediscount"). Telediscount, a New York corporation, was incorporated in June of 1998, primarily to provide telecommunication, long distance service, wire transfers service, phone cards, internet, cellular, accessories, bill payment, and other related products and services. Pursuant to an Agreement and Plan of Merger, all of the outstanding shares of Telediscount's common stock were converted at the Closing Date into shares of MCVH common stock ("Common Stock"). On November 18, 2005, MCVH changed its name to Nuevo Financial Center, Inc.

This summary of significant accounting policies of the Company are presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles, except where indicated, and have been consistently applied in the preparation of the financial statements.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company's independent accountants include a "going concern" paragraph in their audit report accompanying these financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently seeking additional capital funding, has updated its business model, services and strategy and has closed less profitable locations in response to such concerns. The Company anticipates that the above changes will help to generate sufficient working capital to cover certain operating expenditures. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern.

Revenue Recognition

The Company generates revenue principally from money remittance and the sale of telecommunication products and internet-based services. The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 "Revenue Recognition in Financial Statements", under which revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Accordingly, the Company recognizes revenue when services are rendered or when the product is delivered.

Since revenue was generated primarily through money remittance and bill payment services in 2005, the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". In accordance with EITF 99-19, the Company reports income based upon the Company's status as a primary obligor, the extent of their pricing latitude and related risks associated with the transaction. In connection thereto, the Company reports revenue as follows:

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Bill Payment and Wire Remittance Fees or Commissions - The Company collects a processing fee or commission, in addition to funds collected from customers toward the payment of third party bills or amounts to be wire transferred to a third party. Since the Company is an authorized agent of the bill payment and wire remittance providers, such amounts destined for third parties are not reflected in the Company's gross income, as the Company's suppliers assume the majority of the business risks when providing the service. Only the gross fees or commissions collected on these transactions are recorded as income by the Company, as the Company assumes the risk of transferring the fees and has the ability to determine its share of the fee or commission structure. A portion of the gross fees collected by the Company are for the benefit of the bill payment and wire remittance providers; therefore, the fees or commissions remitted directly to the processors are included as cost of goods sold. Revenue, from the processing fees or commissions, is recognized upon the delivery of service to and payment from the customer.

Phone Activation Commissions - The Company earns a commission from phone activations and other related services at its retail centers are recorded on a net basis, as the pricing and risk associated with the transaction remain with the supplier. The Company receives commissions approximately 45 days after month end, which allows the supplier to offset amounts due to the Company for any customers whose phone activation may be subsequently terminated due to nonpayment. This method of net revenue presentation does not impact operating profit, net income, earnings per share or cash flows.

Retail sales - All other retail sales generated by the Company are reported based on the gross amount received from the customer at the time of the sale, with the amounts paid out directly to any suppliers reported as cost of sales. The Company reports revenue in this manner as it has the direct risk associated with the sale and has control over pricing. Revenue is recognized upon sale or delivery of goods to the customer.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Restricted cash

Relates to funds collected on behalf of the Company's customers for third party bill payments, of which the Company is an authorized agent. Such funds are held by the Company until such time that these funds are collected by the third parties. As of December 31, 2005, cash and cash equivalents includes approximately $40,000 of restricted funds.

Inventories

The Company maintains consigned inventory consisting of cellular phones and calling cards at their locations. The Company does not have ownership of these items; therefore, consigned inventory on hand at December 31, 2005 is excluded from the financial statements.

As of December 31, 2005, the Company does maintain inventory in the amount of $7,099, consisting of cell phone accessories and miscellaneous merchandise for sale, which is valued at the lower of cost or market using the first-in, first-out ("FIFO") method.

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation expense is computed using the straight-line method of accounting over the estimated useful lives of the assets ranging from five years to seven years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board "(FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148") which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123.

The Company accounts for the stock options using the intrinsic value method as prescribed under the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations and provides the disclosure-only provisions of SFAS No. 123. The exercise price is deemed to be equal to the fair market value at the date of the grant; therefore, no compensation expense has been recognized for stock options granted or cancelled in the financial statements.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

Advertising

Advertising costs are charged to expense during the period in which they were incurred. Advertising expenses for the years ended December 31, 2005 and 2004 approximated $10,989 and $3,400, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent accounting pronouncements

Contingently Convertible Instruments

In September 2004, the EITF reached a consensus on Issue No. 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-08"), which is effective for reporting periods ending after December 15, 2004. EITF 04-08 requires companies to include shares issuable under convertible instruments in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. In addition, prior period earnings per share amounts presented for comparative purposes must be restated. EITF 04-08 did not impact earnings per share in 2005.

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Inventory Pricing

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." The new statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of this statement to have a material impact on its financial condition or results of operations.

Share-Based Payment

In December 2004, the FASB issued a revision of SFAS 123 ("SFAS 123(R)") that requires compensation costs related to share-based payment transactions to be recognized in the statement of operations. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123 and is effective as of the first interim period beginning after January 1, 2006. Based on the number of shares and awards outstanding as of December 31, 2005 (and without giving effect to any awards which may be granted in 2006), we do not expect the adoption of SFAS 123(R) to have a material impact on the financial statements.

In March 2005, the U.S. Securities and Exchange Commission ("SEC"), released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff, or staff, regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123R. SAB 107 requires stock-based compensation to be classified in the same expense lines as cash compensation is reported for the same employees. The Company and management is reviewing SAB 107 in conjunction with its review of SFAS 123R.

Conditional Asset Retirement

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 - "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS 143 ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective no later than December 31, 2005. FIN No. 47 did not impact the Company for the year ended December 31, 2005.

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB No. 20 "Accounting Changes" ("APB No. 20") and FASB Statement No. 3 ("SFAS No.154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - COMMISSIONS RECEIVABLE

Commissions Receivable, in the amount of $47,000, consists primarily of amounts due from Sprint on the sale of cellular phones. The Company regularly monitors collectibility and makes allowances for doubtful accounts when collection is not reasonably assured. No allowance for doubtful accounts was made at December 31, 2005.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net as December 31, 2005 consists of the following:

                                                     2005
                                                  ----------
Equipment                                         $  440,596
Furniture and fixtures                               180,671
Leasehold Improvements                               610,100
                                                  ----------
  Total property and equipment                     1,231,367
Less: accumulated depreciation and amortization     (675,620)
                                                  ----------
  Net property and equipment                      $  555,747
                                                  ==========

Depreciation expense for the years ended December 31, 2005 and 2004 was $116,240 and $137,078 respectively.

NOTE 4 - NOTES PAYABLE

During 2004, a $1,000,000 note payable balance was converted to 40,780,065 shares of Telediscount common stock.

On February 11, 2005, the Company entered into a bridge loan agreement ("Bridge Loan") with Finkelstein Capital, Inc. (FCI) in the amount of $425,000. Under the terms of the Bridge Loan, it was to be repaid with interest at the rate of five (5%) percent per annum, at the earlier of July 1, 2005, or in the event the Company completed a subsequent financing in the amount of $5,000,000 ("Subsequent Financing"). In addition, FCI was to receive a finder's fee in the amount of 5% of the Bridge Loan, to be paid at the closing of a Subsequent Financing. Since the Company has not yet completed any such Subsequent Financing, the Company and FCI are currently renegotiating the repayment terms of the Bridge Loan. As such, until the terms of the Bridge Loan have been finalized, the Company has reclassified this Bridge Loan to a current liability. Accrued interest expense in connection with the Bridge Loan for the year ended December 31, 2005 was $14,812.

NOTE 5 - RELATED PARTY

During 2005 and 2004, the Company paid an officer of the Company consulting fees, along with reimbursement of expenses incurred during the course of business. Amounts paid out for consulting and professional fees for December 31, 2005 and 2004 total $69,037 and $44,750, respectively.

On January 31, 2005 the Company entered into a consulting agreement ("Consulting Agreement") with Consultant Investments, LLP, which is owned by a shareholder of the Company, whereby the Consultant ("Consultant") was engaged to act as a consultant in connection with taking the Company "public" through a reverse merger, or any other means, and giving access to at least $5 million in capital. The Company engaged the Consultant as its exclusive agent in the placement of securities of the Company in one or more related transactions one or more investors in the form of equity, debt, or convertible instruments, equity line, or any other securities, and instruments. Under the Consulting Agreement, upon the consummation of taking the Company "public" and funding the Company for a total of $5 million in capital, the Company will pay the Consultant a fee equal to 10% of the total shares of Common Stock outstanding of the Company, on a fully diluted basis. The Consulting Agreement may be terminated by either party, at any time, with or without cause, upon written notice to the other party; provided, however, that if the Company, directly or indirectly, consummates an issuance of its securities within twelve months following such termination with a party identified by the consultant, then the Consultant will be entitled to the full amount of fees contemplated under the Consulting Agreement.

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December 31, 2005 consists of the following:

                                                     2005
                                                 -----------
Current:
  Federal                                        $        --
  State                                                   --
 Total                                                    --
 Benefit from increase in valuation allowance       (953,739)
 Benefits of operating loss carry forwards           953,739
                                                 -----------
 Benefit from income taxes                       $        --

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

                                                    2005          2004
                                                 ----------    ----------
Net operating loss-carry forwards
  expiring between 2018 - 2025                   $3,300,000    $2,400,000
Depreciation and amortization                            --            --
Other                                                    --            --
                                                 ----------    ----------
Deferred income tax asset                        $3,300,000    $2,400,000
                                                 ==========    ==========

The net deferred tax assets and liabilities are comprised of the following:

                                                     2005          2004
                                                 -----------   -----------
Deferred tax assets
  Current                                                 --            --
  Non-current                                    $ 1,320,000   $   960,000
Less valuation allowance                          (1,320,000)     (960,000)
                                                 -----------   -----------
   Net deferred income tax asset                 $        --   $        --
                                                 ===========   ===========

In accordance with Internal Revenue Code Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not include a benefit from operating loss carry forwards.

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 7 - COMMITMENTS

Leases

The Company has entered into multiple non-cancelable lease agreements which cover various equipment and rental space. These leases are accounted for as operating leases. These leases expire between 2005 and 2010.

Future minimum payments under these non-cancelable leases are as follows as of December 31, 2005:

Year                                   Amount
----                                ----------
2006                                $  296,079
2007                                   287,216
2008                                   280,998
2009                                   248,135
2010                                   161,883
                                    ----------
                                    $1,274,311
                                    ==========

Rent expense for December 31, 2005 and 2004 was $501,747 and $510,460, respectively.

Guarantee

In December 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements ("FIN 45")." FIN 45 requires the disclosure of any guarantees in place at December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date.

As part of the daily services provided to customers, the Company acts as an agent and will collect and remit funds internationally through an agreement with third-party transmitters. These funds are held in safes at the Company's various locations, until picked up by these third-parties, which can vary from several times a day to a few times per week. The Company has guaranteed, under agreements entered into between 1999 and 2003, the payment of all sums due and owing to these third-parties. In the event of default, the Company is liable for any amounts due, along with any attorney fees and costs associated with enforcement of terms.

As of December 31, 2005 and 2004, the Company held a total of $40,352 and $18,291, respectively throughout its various locations. The Company has included these amounts as accrued liabilities at the end of the year.

Lawsuit

In May 2005, a judgment from the United States Department of Labor was entered into against Telediscount for alleged violations of the Fair Labor Standards Act. The Company was assessed a penalty of $100,000, requiring an initial payment of $16,000 at May 1, 2005, with the remaining balance of approximately $84,000 over a period of twelve equal monthly installments. The Company is satisfying this liability in accordance with the terms of the agreement.

NOTE 8 - SHAREHOLDERS' EQUITY

Conversion of debt to equity

During December 2004, Telediscount converted its $1,000,000 note payable to 40,780,065 no par common stock at a per share price of $.024. The $1,000,000 is included as paid in capital.

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

Common stock issuance

In May 2004, Telediscount issued 40,780,065 additional shares of its no par common stock at a per share price of $.0022 each. This represents a total investment of $90,000, which is included as paid in capital.

Share exchange

In March 2005, 116,514,468 outstanding shares of Telediscount common stock were exchanged for 23,700,000 shares of Common Stock, in accordance with an Agreement and Plan of Merger.

Stock options

Stock options are issued to members of management as a form of compensation. There is no formal plan or award for these options; rather, they are issued at the discretion of the Board of Directors ("Board") discretion. The options are exercisable at the end of three years and can be subject to Board approval and recession and expire four years after their exercise date.

At the end of December 31, 2004, there were 1,000,000 outstanding stock options granted to management for purchase at $0.01 per share. The options that remain in effect at December 31, 2005 have a grant date of September 2, 2000, exercise date of September 2, 2003 and will expire on September 2, 2007.

The following is a summary of stock options outstanding at December 31, 2005 and 2004:

                                                    2005          2004
                                                 ---------     ---------
Beginning balance                                1,000,000     1,000,000
Granted or issued                                       --            --
Exercised                                               --            --
Forfeited or expired                                    --            --
Ending balance                                   1,000,000     1,000,000

In accordance with SFAS No. 123, the Company accounts for the stock options using the intrinsic value method as prescribed under the APB No. 25, and related interpretations and provides the disclosure-only provisions of SFAS No. 123. The exercise price is deemed to be equal to the fair market value at the date of the grant, therefore no compensation expense has been recognized for stock options granted or cancelled in the financial statements.

In December 2002, the FASB issued SFAS No. 148 which amends SFAS No., 123, providing alternative methods of accounting and requiring more prominent and frequent disclosures of the effects of stock-based compensation under the fair value-based method.

The Black - Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

                                                    2005         2004
                                                 ---------     -------
Risk-Free                                             1.35%       1.35%
Expected volatility                                  50.00%      50.00%
Expected life                                      2 Years     3 Years
Expected dividends                                      --          --

                          NUEVO FINANCIAL CENTER, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro forma net earnings and basic and diluted earnings per share ("EPS") would have been as follows:

                                                            2005        2004
                                                         ---------   ---------
Net loss, as reported                                    $(953,739)  $(384,283)
Less total stock-based compensation
expense under the fair value-based method, net of tax       (4,166)     (4,762)
                                                         ---------   ---------
Pro-forma net earnings                                   $(957,905)  $(389,045)
                                                         =========   =========
Basic and diluted EPS, as reported                       $    (.00)  $    (.00)
Pro forma, basic and diluted EPS                         $    (.00)  $    (.00)

NOTE 9 - SUBSEQUENT EVENTS

On March 25, 2006, the Company entered into a Convertible Promissory Note ("Convertible Note") with certain investors ("Investors"), in the amount of $91,973. Under the terms of the Convertible Note, due April 1, 2007, it was to be repaid through either conversion by the Investors into cash, or into quoted shares of Common Stock, including an interest rate of ten (10%) percent per annum from the closing date to the conversion date. On April 24, 2006, the Investors converted the principal amount of the promissory note into shares of Common Stock at a price of $.04 per share of Common Stock.

On May 2, 2006, the Company entered into a Secured Convertible Note ("Secured Note") with Vision Opportunity Capital Partners, LP ("Vision"), in the amount of $500,000. The Company received proceeds of $484,600, net of legal fees, documentation costs and filings fees of $15,400. In addition to the Secured Note, the Company simultaneously entered in a Securities Purchase Agreement, Security Agreement, and Unit Purchase Warrant (collectively, the "Agreements"). The Secured Note, together with accrued but unpaid interest at the rate of ten (10%) percent per annum is due on the earliest of: (i) the completion of a financing in which the Company receives no less than $2,500,000 in gross proceeds ("Eligible Financing") or (ii) one year after the date of exercise by Vision of the Unit Purchase Warrant. Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a price (the "Conversion Price") equal to the greater of (i) if before the completion of an eligible financing, (A) 60% of the daily volume weighted average price ("VWAP" of the Common Stock for ten trading days ending on the last trading day prior to the conversion date or (B) $.60 or (ii) if after October 1, 2006, if an eligible financing shall not have been consummated by that date (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20. In addition, Vision is entitled, at any time on or after the date hereof ("Initial Exercise Date") and on or prior to the close of business on the 270th day after the Initial exercise date but not thereafter to subscribe and purchase Class A warrants (the "A Warrants") to purchase 100,000 shares of Common Stock, at $.50 per share, (iii) Class B warrants (the "B Warrants") to purchase 50,000 shares of Common Stock at $1.00 per share.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 31, 2003, the then Board of Directors ("Board") of MCVH dismissed Mr. Stan J.H. Lee, CPA ("Lee"), as the Company's independent auditors and appointed Grant Thornton LLP ("Grant Thornton") as the Company's new independent accountants. However, for the two years ended December 31, 2001, the Company did not consult with Grant Thornton regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of opinion that might be rendered regarding our financial statements, nor did the Company consult with Grant Thornton with respect to any accounting disagreement or any reportable event as such term is defined by paragraph (a)
(1) (iv) of Item 304 of Regulation S-B.

On February 6, 2004, the Board of Directors of Millennium Venture Capital Holdings Ltd. (the "Company") dismissed Grant Thornton, the Company's independent auditors and appointed Amisano Hansen ("Hansen") as the Company's new independent accountants. Grant Thornton audited the Company's consolidated financial statements for the Company's most recent fiscal year ended December 31, 2002.

On February 24, 2005, the Registrant declined to renew the engagement of Hansen as the independent accountant engaged to audit the financial statements of the Registrant and engaged Schwartz Levitsky Feldman LLP ("Schwartz") as its new independent registered public accounting firm to audit its financial statements beginning with the years ending December 31, 2004 and December 31, 2003. Hansen did not audit any of the Company's consolidated financial statements.

During these periods and the periods prior to the Registrant declining to renew their engagement, there were no disagreements with Lee, Grant Thornton or Hansen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to any of these accounting firm's satisfaction would have caused any or all of these accounting firms to make reference to this subject matter of the disagreements in connection with Lee's report, nor were there any "reportable events" as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

The Registrant determined that, although the Registrant was very satisfied with the quality of the audits prepared by Lee and Grant Thornton, a new independent certified public accountant would be in the best interests of the shareholders of the Registrant. The decisions not to renew the engagements with Lee, Grant Thornton, and Hansen were approved by the Registrant's Board.

The audit reports of Lee and Grant Thornton for the Registrant's years ending December 31, 2001 and December 2002, respectively, did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that the Registrant might not be able to operate as a going concern. The Registrant requested and Lee furnished the Company with a letter addressed to the Securities and Exchange Commission confirming that Lee agreed with the statements made above.

Item 8A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Item 8B. OTHER INFORMATION

No reports on Form 8-K were filed in the fourth quarter ended December 31, 2005.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 31, 2005, the Company had three Directors and one Officer as follows:

Name              Age   Positions and Offices Held
----              ---   --------------------------
Jose Araque        52   Chairman, President, CEO, CFO, Secretary, Treasurer &
                        Director

Rainey Sellars     43   Director

Timothy Gardner    37   Director

Jose Araque, Chairman, President, CEO, CFO, Secretary, Treasurer and Director

Araque, 52 is the Chairman, President, CEO, CFO, Secretary, Treasurer and Director of Nuevo since April 2005. Prior to Nuevo, Araque was the Chief Operating Officer at Telediscount from August 1998 to March 2005. While at Telediscount, Araque was responsible for construction, managing and operation of the retail chain of stores aimed at providing communication products and services to the Hispanic ethnic market. From April 1996 to July 1998, Araque founded and developed Medical Marketing and Management, Inc., a consulting firm providing marketing and management services to the medical private practices industry. From January 1980 to March 1996, Araque worked in various engineering capacities at the General Electric Company and Westinghouse Electric Corp. for 10 and 5 years, respectively. Araque received a Master's of Business Administration ("MBA") from the State University of New York at Albany and a Master of Science in Electrical Engineering from Polytechnic Institute of New York.

Rainey Sellars, Director

Sellars, 43, is a founding partner of Guardian Capital LLC, an SEC registered investment advisor established in September 2004, based in Miami, Florida. Prior to Guardian Capital, Sellars was a Managing Director at Merrill Lynch (New York) for 13 years in the Institutional Group's International Equities Division. Sellars spent the majority of that time responsible for Latin American/Emerging Market Institutional Sales (April 1993 to January 2002) helping to build the team into the top-ranked sales and trading group. From February 2002-August 2004, Sellars was based in Miami, with Merrill Lynch's International Private Client Group, developing the Private Investment Bank - a private-client platform which encompassed product selection, risk-adjusted performance and suitable costs for the ultra-high net worth segment. Sellars has made numerous investments in startup companies including Nuevo and 401K.com. Sellars received his MBA from The London Business School in 1991 and a Bachelor of Science in Chemistry and Economics from UNC-Chapel Hill in 1985.

Timothy Gardner, Director

Gardner, 37, is a founding partner of Guardian Capital LLC, an SEC registered investment advisor established in 2004, based in Miami, Florida. Prior to Guardian Capital, Gardner worked at Merrill Lynch for 11 years. From March 1993 to May 1995, Gardner was based in London with the Latin America sales team. After a brief stint in New York in June 1995 to December 1996 with the emerging markets group, Gardner was transferred to Buenos Aires and was responsible for Merrill Lynch's institutional business until July 2000. Upon returning to London, Gardner ran the Latin American and Eastern European Equity Sales group from August 2000 to January 2002. From February 2002 to August 2004, Gardner worked alongside Rainey, in the International Private Client Group developing the Private Investment Bank - a new platform for high net worth individuals. Gardner, a UK citizen and fluent in Spanish, received his Bachelor's of Administration in Business Administration with distinction from Oxford Brookes University in 1992.

Audit Committee

The Audit Committee is responsible for recommending independent accountants to the Board, reviewing the Company's financial statements with management and the independent accountants, making an appraisal of the audit effort and the effectiveness of financial policies and practices and consulting with management and independent accountants with regard to the adequacy of internal accounting controls. The Company's current Board acts as the Company's Audit Committee. No member of the Board is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Upon evaluating the Company's internal controls, the Board has determined that the Company's internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC. Accordingly, the Board has concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid over the past three fiscal years with respect to the Company's "named executive officers" as that term is defined by the under the Securities and Exchange Act of 1934.

                           Annual Compensation                         Long Term Compensation
                         ----------------------   ------------------------------------------------------------------
                                                             Awards                           Payouts
                                                  --------------------------   -------------------------------------
                                                                                 Securities
                                                                 Restricted      Underlying                  All
Name and Principal                                Other Annual   Stock Award   Options/ SARs    LTIP        Other
Position                 Year    Salary   Bonus   Compensation       (s)             (#)       Payouts   Compensation
----------------------   ----   -------   -----   ------------   -----------   -------------   -------   ------------
Jose Araque, Chairman,   2005   $69,037     --         --             --             --           --          --
President, CEO, CFO,     2004   $44,750     --         --             --             --           --          --
Secretary, Treasurer     2003   $25,000     --         --             --             --           --          --

No formal employment agreement has been executed between the Company and its officer.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2005, by:

      o each person known to the Company to own beneficially more than 5%, in the aggregate, of the outstanding shares of the Company's common stock;

      o     each director;

      o each of the Company's CEO and its other two most highly compensated executive officers, if any; and

      o     all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 23,350,000 shares outstanding as of July 12, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table are:

                                    Amount of Beneficial
Name                                    Ownership           Percentage of Class
----                                -------------------     -------------------
Jose Araque (a) (b)                      1,630,699                 6.98%

Rainey Sellars (b)                         317,721                 1.36%

Timothy Gardner (b)                         45,774                 0.20%

Officers and Directors as a Group        1,964,194(1)              8.04%

Trey Rhyne                               2,849,586                12.20%

Rene Kleyweg                             2,381,015                10.20%

Ed Cabrera                               2,019,588                 8.65%

Angel Castellanos                        1,630,699                 6.98%

John Binnie                              1,281,102                 5.49%

REAN, LLC.                               1,195,275                 5.12%

(a)   Officer

(b)   Director

(1) This represents beneficial ownership of shares of Araque, Sellars and Gardner.

DIRECTOR COMPENSATION

Directors who are either employees or executive officers and those who are not employees or executive officers of the Company receive no or reimbursement for expenses incurred in connection with their attendance at Board and committee meetings.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 31, 2005 the Company entered into a consulting agreement ("Consulting Agreement") with Consultant Investments, LLP, which is owned by Eduardo Cabrera, a shareholder of the Company and a former officer and director of TC ("Cabrera"), whereby Cabrera was engaged to act as a consultant in connection with taking the Company "public" through a reverse merger, or any other means, and giving access to at least $5 million in capital. The Company engaged Cabrera as its exclusive agent in the placement of securities of the Company in one or more related transactions one or more investors in the form of equity, debt, or convertible instruments, equity line, or any other securities, and instruments. Under the Consulting Agreement, upon the consummation of taking the Company "public" and funding the Company for a total of $5 million in capital, the Company will pay Cabrera a fee equal to 10% of the total shares outstanding of the Company, on a fully diluted basis. The Consulting Agreement may be terminated by either party, at any time, with or without cause, upon written notice to the other party; provided, however, that if the Company, directly or indirectly, consummates an issuance of its securities within twelve months following such termination with a party identified by Cabrera, then Cabrera will be entitled to the full amount of fees contemplated under the Consulting Agreement.

Item 13.      EXHIBITS

(a)      Exhibits.

(2.1) Letter of Intent, dated March 17 2005, by and between Millennium Capital Venture Holdings, Inc. and Telediscount Communications, Inc. (incorporated by reference as Exhibit 99.1 to the Company's Form 8-K filed on March 17, 2005).

(2.2) Agreement and Plan of Merger, dated March 11, 2005, by and between Telediscount Communications, Inc., Millennium Acquisition Corp, and Millennium Capital Venture Holdings, Inc., (incorporated by reference as Exhibit 2.1 to the Company's Form 8-K filed on March 28, 2005).

(3.1) Certificate of Incorporation dated June 2, 2000 (incorporated by reference as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000).

(3.2) Bylaws dated June 2, 2000 (incorporated by reference as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000).

(3.3) Specimen Stock Certificate (incorporated by reference as an exhibit to the Company's registration statement on Form 10-SB filed on September 5, 2000)

(10.1)* Form of Consulting Agreement, dated January 31, 2005, by and between Telediscount Communications, Inc. and Consultant Investments, LLP.

(14.1) Code of Ethics (incorporated by reference as Exhibit 14.1 to the Company's Annual Form 10-KSB filed on March 16, 2005).

(15.1) Telediscount Communications, Inc. Balance Sheet and related Statement of Operations, Statement of Shareholder's Equity and Statement of Cash Flows for the year ended December 31, 2002 and Footnotes to the Financial Statements (incorporated by reference as Exhibit 99.1 to the Company's Form 8-K filed on March 28, 2005).

(15.2) Unaudited Pro Forma Combined Financial Statements of Telediscount Communications, Inc. and Nuevo Financial Center, Inc. (incorporated by reference as Exhibit 99.2 to the Company's Form 8-K filed on March 28,
         2005).

(15.3) Telediscount Communications, Inc. unaudited Statement of Income for the years ended 2003 and 2004, unaudited Consolidated Balance Sheets for 12/31//2004, and Consolidated Condensed Statements of Cash Flows for the fiscal year 2004, (incorporated by reference as Exhibit 99.1 to the Company's Form 8-K filed on August 5, 2005).

(31.1)* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

(31.2)*  Certification of Principal Financial and Accounting Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act.

(32.1)* Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

(32.2)*  Certification of Principal Financial and Accounting Officer Pursuant to
         Section 906 of the Sarbanes-Oxley Act.

*        Exhibit being filed herewith.

 (b)      Reports on Form 8-K

None.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Schwartz billed the Company in the aggregate amount of $18,500 and $17,500 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB for the year ended December 31, 2005 and December 31, 2004, respectively.

AUDIT-RELATED FEES

Schwartz did not perform, nor bill the Company for, professional services rendered for assurance and related services related to the performance of the audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

TAX FEES

Schwartz did not perform, nor bill the Company for, professional services rendered for tax related services for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

ALL OTHER FEES

Schwartz did not perform, nor bill the Company for, professional services rendered during the last two fiscal years, other than as reported above.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUEVO FINANCIAL CENTER, INC.


DATE: August 15, 2006                           /s/ Jose Araque
                                                    ----------------------------
                                                    Jose Araque
                                                    President, CEO and Chairman


DATE: August 15, 2006                           /s/ Jose Araque
                                                    ----------------------------
                                                    Jose Araque
                                                      Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                          Title                        Date
---------                          -----                        ----


/s/ Jose Araque                    President, Chief Executive   August 15, 2006
--------------------------------   Officer, Treasurer and
Jose Araque                        Member


/s/ Jose Araque                    Chief Accounting Officer     August 15, 2006
--------------------------------
Jose Araque