Form 10QSB
period 2006-03-31
Nuevo Financial Center, Inc.
filed 2006-08-15
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2006

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
(State or other jurisdiction of       (Primary Standard        (I.R.S. Employer
 incorporation or organization)  Industrial Classification)  Identification No.)

                             2112 Bergenline Avenue,
                              Union City, NJ 07087

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                            Telephone: (201) 537-0956
                           (Issuer's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Numbers
                                                                         -------
PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements.
              |X|   Condensed Balance Sheets                                3
              |X|   Condensed Statements of Operations                      4
              |X|   Condensed Statements of Cash Flows                      5
              |X|   Notes to Condensed Financial Statements               6 - 8
Item  2.   Management's Discussion & Analysis of Financial Condition
           and Results of Operations                                      9 - 10
Item  3.   Controls and Procedures                                          11

PART II - OTHER INFORMATION

Item  1.   Legal Proceedings                                                12
Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds      12
Item  3.   Defaults Upon Senior Securities                                  12
Item  4.   Submission of Matters to a Vote of Security Holders              12
Item  5    Other Information                                                12
Item  6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                  13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          NUEVO FINANCIAL CENTER, INC.
                            CONDENSED BALANCE SHEETS

                                                             March 31, 2006   December 31, 2005
                                                             --------------   -----------------
                                                               (unaudited)        (audited)
                                  ASSETS
Current Assets
  Cash                                                         $    60,706       $    90,873
  Accounts receivable                                               49,680            47,000
  Inventory                                                          3,105             7,099
  Prepaid income taxes                                                 250               250
                                                               -----------       -----------
Total current assets                                           $   113,741       $   145,222
Property and equipment
  Machinery and equipment                                          440,596           440,596
  Furniture, fixtures, and improvements                            180,671           180,671
  Leasehold improvements                                           613,614           610,100
                                                               -----------       -----------
                                                                 1,234,881         1,231,367
  Less: accumulated depreciation and amortization                 (686,770)         (675,620)
                                                               -----------       -----------
Total property and equipment                                       548,111           555,747
Other assets
  Security deposits                                                 52,050            52,050
                                                               -----------       -----------
Total assets                                                   $   713,902       $   753,019
                                                               ===========       ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Current liabilities
    Accounts payable                                           $   294,825       $   298,890
    Notes payable                                                  425,000           425,000
    Convertible note payable                                        91,973                --
    Closed store reserve                                            27,270                --
                                                               -----------       -----------
Total current liabilities                                      $   839,068       $   723,890
Shareholders' equity
  Capital stock                                                     23,700            23,700
  Additional paid-in capital                                     3,295,595         3,294,925
  Retained earnings                                             (3,444,461)       (3,289,496)
                                                               -----------       -----------
Total shareholders' equity                                        (125,166)           29,129
                                                               -----------       -----------
Total liabilities and shareholders' equity                     $   713,902       $   753,019
                                                               ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    For the Three Months
                                                    Ended March 31, 2006
                                                    --------------------
Revenues                                                $   787,063
  Less: sales discounts, returns and allowances                   0
                                                        -----------
Net revenue                                             $   787,063
Cost of sales                                               469,609
                                                        -----------
Gross profit                                                317,454
Total general and administrative expenses                   445,870
                                                        -----------
Loss from operations                                       (128,416)
Other income and (expense)
  Miscellaneous income                                        2,500
  Closed store reserve                                      (27,270)
  Penalties                                                  (1,779)
                                                        -----------
Total other income and (expense)                            (26,549)
                                                        -----------
Loss before taxes                                          (154,965)
Provision for federal income taxes                                0
                                                        -----------
Net loss                                                $  (154,965)
                                                        ===========
Net loss per common share:
Basic                                                   $     (0.01)
                                                        ===========
Diluted                                                 $     (0.01)
                                                        ===========
Weighted average number of common shares
Basic                                                    23,700,000
                                                        ===========
Diluted                                                  24,879,347
                                                        ===========

The accompanying notes are an integral part of these condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the Three Months
                                                      Ended March 31, 2006
                                                      --------------------
Cash flows from operating activities
  Net loss                                                  $(154,965)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation                                             11,150
      Compensation expense for share-based payments               670
      (Increase) decrease in:
        Accounts receivable                                    (2,680)
        Inventory                                               3,994
      Increase (decrease) in:
        Accounts payable and accrued liabilities               (4,065)
        Closed store reserve                                   27,270
                                                            ---------
Net cash used in operating activities                       $(118,626)
Cash flows from investing activities
     Acquisition of equipment                                  (3,514)
                                                            ---------
Net cash used in investing activities                          (3,514)
Cash flows from financing activities
     Proceeds from convertible note                            91,973
                                                            ---------
Net cash provided by financing activities                      91,973
                                                            ---------
Net increase (decrease) in cash                             $ (30,167)
Cash
     Beginning of year                                      $  90,873
                                                            =========
     End of year                                            $  60,706
                                                            =========
Supplemental disclosures:
     Interest paid                                          $      --
                                                            =========
     Taxes paid                                             $      --
                                                            =========

The accompanying notes are an integral part of these condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC,
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

On March 11, 2005 ("Closing Date"), the Company completed the acquisition of Telediscount Communications Inc., ("Telediscount"). Telediscount, a New York corporation, was incorporated in June 1998, primarily to provide telecommunication, long distance service, wire transfers service, phone cards, internet, cellular, accessories, bill payment, and other related products and services through retail stores. Pursuant to an Agreement and Plan of Merger (collectively, the "Merger") all of the outstanding shares of Telediscount's common stock were converted into shares of MCVH common stock ("Common Stock") on the Closing Date.

On November 18, 2005, MCVH changed its name to Nuevo, to more accurately reflect its changing business strategy.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

Stock Based Compensation Plans

Stock options are issued to members of management as a form of compensation. There is no formal plan or award for these options. Rather, stock options are issued at the discretion of the Board of Directors ("Board"). The options are exercisable at the end of three years and can be subject to Board approval and recession and expire four years after their exercise date.

                          NUEVO FINANCIAL CENTER, INC,
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

As of March 31, 2006, there were 1,000,000 outstanding stock options granted to current and former management for purchase at $0.01 per share. The options, which remain in effect at March 31, 2006, have a grant date of September 2, 2000, an exercise date of September 2, 2003 and an expiration date of September 2, 2007. As of March 31, 2006, no options have been exercised.

Compensation cost recognized in the three months ended March 31, 2006 was $670. Compensation cost was calculated using the Black - Scholes model with the following assumptions: $.01 exercise price; average remaining life of 1.75 years; $0.01 stock price; 1.35 risk free rate; and 50% volatility.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company was recently named as an additional defendant in a lawsuit against the City of New York for an alleged slip and fall which purportedly occurred near a former location of the Company. At this time, the Company has no information as to the extent of the claim and has hired an attorney to investigate the matter further.

There is no other litigation currently pending or being threatened by or against the Company.

Guarantee

In December 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements ("FIN 45")." FIN 45 requires the disclosure of any guarantees in place at December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date.

As part of the daily services provided to customers, the Company acts as an agent and will collect and remit funds internationally through an agreement with third-party transmitters. These funds are held in safes at the Company's various retail locations, until picked up by these third parties, which can vary from several times a day to a few times per week. The Company has guaranteed, under agreements entered into between 1999 and 2003, the payment of all sums due and owing to these third parties. In the event of default, the Company is liable for any amounts due, along with any attorney's fees and costs associated with the enforcement of terms.

As of March 31, 2006, the Company held a total of $57,953 throughout its various locations. The Company has included these amounts as accrued liabilities at the end of the year.

NOTE 4 - NOTE PAYABLE

On February 11, 2005, the Company entered into a bridge loan agreement ("Bridge Loan") with Finkelstein Capital, Inc. (FCI) in the amount of $425,000. Under the terms of the Bridge Loan, it was to be repaid with interest at the rate of five (5%) percent per annum, at the earlier of July 1, 2005, or in the event the Company completed a subsequent financing in the amount of $5,000,000 ("Subsequent Financing"). In addition, FCI was to receive a finder's fee in the amount of 5% of the Bridge Financing, to be paid at the closing of a Subsequent Financing. Since the Company has not yet completed any such Subsequent Financing, the Company and FCI are currently renegotiating the repayment terms of the Bridge Loan. As such, until the terms of the Bridge Loan have been finalized, the Company has reclassified this Bridge Loan to a current liability. Accrued interest expense in connection with the Bridge Loan for the three months ended March 31, 2006 was $5,240.

                          NUEVO FINANCIAL CENTER, INC,
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

On March 25, 2006, the Company entered into a Convertible Promissory Note ("Convertible Note") with certain investors ("Investors"), in the amount of $91,973. Under the terms of the Convertible Note, due April 1, 2007, it was to be repaid through either conversion by the Investors into cash, or into quoted shares of Common Stock, including an interest rate of ten (10%) percent per annum from the closing date to the conversion date (see Note5 - Subsequent Events).

NOTE 5 - SUBSEQUENT EVENTS

On April 24, 2006, the Investors exercised their option to convert the principal amount of the Convertible Note into 2,299,325 shares of Common Stock at a price of $.04 per share of Common Stock.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the Three Months Ended March 31, 2006 as compared to March 31, 2005

Since its inception on June 2, 2000 through March 11, 2005, the date of the Merger, the Company had no operations and was considered to be in the development stage as defined in Statement of Financial Accounting Standards No.
7. Therefore, comparative results for the three months ended March 31, 2006 as compared to the same period in 2005 are immaterial, since prior to the Merger, the Company had no operations and was considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

In addition, the acquired entity did not prepare financial statements on a quarterly basis until 2006, and as a result, does not have the requisite data available for the period ended March 31, 2005 to present a comparative analysis.

Net sales of company-owned stores for the three months ended March 31, 2006 were $787,063. For the three months ended March 31, 2006, approximately 35% of the Company's revenue was derived from long distance telephone calls, while revenues generated from bill payment and wire remittance services, as well as the sale of cellular phones and prepaid cellular cards, each contributed approximately 13-14%. The remainder was derived from miscellaneous services such as internet access, prepaid long distance phone cards, photo IDs, courier and mailbox services, faxing and copying.

The Company had a net loss of $154,965 for the three months ended March 31, 2006, including a closed store reserve of $27,270 in anticipation of the closing of one of the Company's retail locations upon the expiration of its lease on June 30, 2006.

Liquidity and Capital Resources

As of March 31, 2006, the Company had negative working capital of $725,327 and cash on hand of 60,706.

During the three months ended March 31, 2006, the Company's operating activities used approximately $119,000 of cash. This was principally due to the net loss of $155,000, an increase in accounts receivable of $2,700, and a decrease in accounts payable and accrued liabilities of $4,000, partially offset by non-cash items of $11,800, decreases in inventory of $4,000 and a reserve for closed stores of $27,000. The Company believes it can improve its operating cash flows by continuously monitoring its Company-owned stores by new marketing strategies, increasing its gross margins, through the introduction of financial products and services, cost containment, among other things.

For the three months ended March 31, 2006, cash flows used in investing activities were approximately $3,500, primarily due to miscellaneous equipment purchases.

For the three months ended March 31, 2006, cash flows generated by financing activities were approximately $92,000 raised from the Convertible Promissory Note (See Note 4 - Notes Payable, included in the Notes to Consolidated Financial Statements of this Report).

In addition to the Convertible Promissory Note, the Company raised additional capital during the second quarter of 2006 (See Note 5 - Subsequent Events, included in the Notes to Consolidated Financial Statements of this Report), which the Company believes provides it sufficient financial resources to fund its current operations for the year ended December 31, 2006. Notwithstanding the foregoing, the Company is seeking additional capital to execute its revised business plan. However, there can be no assurance that the Company will be able to secure such additional financing or whether such financing, if obtained, will be available on terms favorable to the Company.

Plan of Operation

The following plan of operation for the Company covers the twelve (12) month period commencing from the date of this quarterly report.

The Company will continue to review and improve its existing operations by monitoring store performance, introducing new products and services, implementing aggressive marketing programs, and instituting employee sales training programs, cost containment, amongst other things.

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

The Company does not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases.

Item  3. CONTROLS AND PROCEDURES

a)    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it record, process, summarize and report in a timely manner the information the Company must disclose in reports that it files with or submit to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)    Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2006, there was no change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON 8-K

A.    Exhibits

(10.2)* Form of Convertible Promissory Note, dated March 25, 2006 between the Company and Certain Current Shareholders.

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