Form 10QSB
period 2006-06-30
Nuevo Financial Center, Inc.
filed 2006-08-15
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2006

        |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT 1934

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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X |_| Yes |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,350,000 as of July 12, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Numbers
                                                                         -------
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements.
             |X| Condensed Balance Sheets                                      3
             |X| Condensed Statements of Operations                            4
             |X| Condensed Statements of Cash Flows                            5
             |X| Notes to Condensed Financial Statements                     6-8
Item 2.   Management's Discussion & Analysis of Financial Condition
          and Results of Operations                                         9-10
Item 3.   Controls and Procedures                                             11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         12
Item 3.   Defaults Upon Senior Securities                                     12
Item 4.   Submission of Matters to a Vote of Security Holders                 12
Item 5    Other Information                                                   12
Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    13

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          NUEVO FINANCIAL CENTER, INC.
                            CONDENSED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2006          2005
                                                      -----------   ------------
                                                      (unaudited)    (audited)

                       ASSETS

Current Assets
  Cash                                                $   354,026   $    90,873
  Accounts receivable                                      50,300        47,000
  Inventory                                                 1,588         7,099
  Prepaid insurance                                         1,140            --
  Prepaid income taxes                                        250           250
                                                      -----------   -----------
Total current assets                                  $   407,304   $   145,222
Property and equipment
  Machinery and equipment                                 424,596       440,596
  Furniture, fixtures, and improvements                   168,171       180,671
  Leasehold improvements                                  602,114       610,100
                                                      -----------   -----------
                                                        1,194,881     1,231,367
  Less: accumulated depreciation and amortization        (685,190)     (675,620)
                                                      -----------   -----------
Total property and equipment                              509,691       555,747
Other assets
  Security deposits                                        50,559        52,050
                                                      -----------   -----------
Total assets                                          $   967,554   $   753,019
                                                      ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Current liabilities
    Accounts payable                                  $   277,375   $   298,890
    Notes payable                                         925,000       425,000
    Closed store reserve                                   27,270            --
                                                      -----------   -----------
Total current liabilities                             $ 1,229,645   $   723,890
Shareholders' equity
    Capital stock                                          23,700        23,700
    Additional paid-in capital                          3,388,189     3,294,925
    Retained earnings                                  (3,673,980)   (3,289,496)
                                                      -----------   -----------
Total shareholders' equity                               (262,091)       29,129
                                                      -----------   -----------
Total liabilities and shareholders' equity            $   967,554   $   753,019
                                                      ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       For the        For the
                                                    Three Months     Six Months
                                                     Ended June      Ended June
                                                       30, 2006       30, 2006
                                                    ------------   -------------
Revenues                                            $    767,201   $  1,554,264
  Less: sales discounts, returns and allowances                0              0
                                                    ------------   ------------
Net revenue                                         $    767,201   $  1,554,264
Cost of sales                                            450,619        920,228
                                                    ------------   ------------
Gross profit                                             316,582        634,036
Total general and administrative expenses                518,828        964,699
                                                    ------------   ------------
Loss from operations                                    (202,246)      (330,663)
Other income and (expense)
  Miscellaneous income                                        --          2,500
  Closed store reserve                                   (27,270)       (54,540)
  Penalties                                                   (2)        (1,781)
                                                    ------------   ------------
Total other income and (expense)                         (27,272)       (53,821)
                                                    ------------   ------------
Loss before taxes                                       (229,518)      (384,484)
Provision for federal income taxes                             0              0
                                                    ------------   ------------
Net loss                                            $   (229,518)  $   (384,484)
                                                    ============   ============
Net loss per common share:
Basic                                               $      (0.01)  $      (0.01)
                                                    ============   ============
Diluted                                             $      (0.01)  $      (0.01)
                                                    ============   ============
Weighted average number of common shares
Basic                                                 23,700,000     23,700,000
                                                    ============   ============
Diluted                                               28,745,675     26,821,085
                                                    ============   ============

The accompanying notes are an integral part of these condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    For the Six
                                                                    Months Ended
                                                                   June 30, 2006
                                                                   -------------
Cash flows from operating activities
  Net loss                                                           $(384,484)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation                                                      22,300
      Compensation expense for share-based payments                      1,291
      (Increase) decrease in:
        Accounts receivable                                             (3,300)
        Inventory                                                        5,511
        Prepaid insurance                                               (1,140)
        Security deposits                                                1,491
      Increase (decrease) in:
        Accounts payable and accrued liabilities                       (21,515)
        Closed store reserve                                            54,540
                                                                     ---------
Net cash used in operating activities                                $(325,306)

Cash flows from investing activities
  Acquisition of equipment                                              (3,514)
                                                                     ---------
Net cash used in investing activities                                   (3,514)
Cash flows from financing activities
  Notes payable                                                        591,973
                                                                     ---------
Net cash provided by financing activities                              591,973
                                                                     ---------
Net increase (decrease) in cash                                      $ 263,153
Cash
  Beginning of year                                                  $  90,873
                                                                     =========
  End of year                                                        $ 354,026
                                                                     =========
Supplemental disclosures:
  Interest paid                                                      $      --
                                                                     =========
  Taxes paid                                                         $      --
                                                                     =========
Noncash investing and financing activities:
  Conversion of Notes to Common Stock                                $  91,973
                                                                     =========

The accompanying notes are an integral part of these condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC,
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

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

                          NUEVO FINANCIAL CENTER, INC,
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006

As of June 30, 2006, there were 1,000,000 outstanding stock options granted to current and former management for purchase at $0.01 per share. The options, which remain in effect at June 30, 2006, have a grant date of September 2, 2000, an exercise date of September 2, 2003 and an expiration date of September 2, 2007. As of June 30, 2006, no options have been exercised.

Compensation cost recognized in the three months and six months ended June 30, 2006 was $621 and $1,291, respectively. Compensation cost was calculated using the Black - Scholes model with the following assumptions: $.01 exercise price; average remaining life of 1.75 years; $0.01 stock price; 1.35 risk free rate; and 50% volatility. Consideration was also given to the fair value of the warrants subscribed under the secured promissory note (see Note 4 - Note Payable) using the Black - Scholes model, which valued the warrants at an immaterial amount. Based on this determination, no adjustment has been made to the financial statements to reflect the fair value of the warrants.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company was recently named as an additional defendant in a lawsuit against the City of New York for an alleged slip and fall which purportedly occurred near a former location of the Company. At this time, the Company has no information as to the extent of the claim and has hired an attorney to outside legal counsel to investigate the matter further.

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

As of June 30, 2006, the Company held a total of $54,375 throughout its various locations. The Company has included these amounts as accrued liabilities at the end of the year.

NOTE 4 - NOTE PAYABLE

On February 11, 2005, the Company entered into a bridge loan agreement ("Bridge Loan") with Finkelstein Capital, Inc. (FCI) in the amount of $425,000. Under the terms of the Bridge Loan, it was to be repaid with interest at the rate of five (5%) percent per annum, at the earlier of July 1, 2005, or in the event the Company completed a subsequent financing in the amount of $5,000,000 ("Subsequent Financing"). In addition, FCI was to receive a finder's fee in the amount of 5% of the Bridge Loan, to be paid at the closing of a Subsequent Financing. While the Company has not yet completed any such Subsequent Financing, the Company and FCI have verbally agreed to amend certain terms of the Bridge Loan. While a formal amendment to the Bridge Loan is still being negotiated, the interest rate on the Bridge Loan has been increased to ten (10%) percent per annum beginning on April 1, 2006. In addition, at the time of repayment, the investors will have the right to convert into cash, or into quoted shares of Common Stock, the terms of such conversion which are still under negotiation. Furthermore, the finder's fee discussed above has been eliminated and modified in connection with the secured convertible note discussed below. The Company has previously reclassified this Bridge Loan to a current liability. Accrued interest expense in connection with the Bridge Loan for the six months ended June 30, 2006 was $15,887.

                          NUEVO FINANCIAL CENTER, INC,
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006

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

On May 2, 2006, the Company entered into a Secured Convertible Note ("Secured Note") with Vision Opportunity Capital Partners, LP ("Vision"), in the amount of $500,000. The Company received proceeds of $484,600, net of legal fees, documentation costs and filings fees of $15,400. In addition to the Secured Note, the Company simultaneously entered in a Securities Purchase Agreement, Security Agreement, and Unit Purchase Warrant (collectively, the "Agreements"). The Secured Note, together with accrued but unpaid interest at the rate of ten (10%) percent per annum is due on the earliest of: (i) the completion of a financing in which the Company receives no less than $2,500,000 in gross proceeds ("Eligible Financing") or (ii) one year after the date of exercise by Vision of the Unit Purchase Warrant. Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a price (the "Conversion Price") equal to the greater of (i) if before the completion of an eligible financing, (A) 60% of the daily volume weighted average price ("VWAP" of the Common Stock for ten trading days ending on the last trading day prior to the conversion date or (B) $.60 or (ii) if after October 1, 2006, if an eligible financing shall not have been consummated by that date (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20. In addition, Vision is entitled, at any time on or after the date hereof ("Initial Exercise Date") and on or prior to the close of business on the 270th day after the Initial exercise date but not thereafter to subscribe and purchase Class A warrants (the "A Warrants") to purchase 100,000 shares of Common Stock, at $.50 per share, (iii) Class B warrants (the "B Warrants") to purchase 50,000 shares of Common Stock at $1.00 per share. Accrued interest expense in connection with the Secured Note for the six months ended June 30, 2006 was $8,220. As part of the renegotiation of the terms of the Bridge Loan, the Company has accrued $22,500 as a commission expense, representing a finder's fee payable to one of the principals of FCI, who was instrumental in assisting the Company in identifying Vision.

NOTE 5 - SUBSEQUENT EVENTS

None.

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

Results of Operations

For the Six Months and three Months Ended June 30, 2006 as compared to June 30, 2005

Since its inception on June 2, 2000 through March 11, 2005, the date of the Merger, the Company had no operations and was considered to be in the development stage as defined in Statement of Financial Accounting Standards No.
7. Therefore, comparative results for the three and six months ended June 30, 2006 as compared to the same period in 2005 are immaterial, since prior to the Merger, the Company had no operations and was considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

In addition, the acquired entity did not prepare financial statements on a quarterly basis until 2006, and as a result, does not have the requisite data available for the period ended June 30, 2005 to present a comparative analysis.

Net sales of company-owned stores were $767,201and $1,554,264 for the three months and six months ended June 30, 2006, respectively. For the three months and six months ended June 30, 2006, approximately 35% of the Company's revenue was derived from long distance telephone calls, while revenues generated from bill payment and wire remittance services, as well as the sale of cellular phones and prepaid cellular cards, each contributed approximately 13-14%. The remainder was derived from miscellaneous services such as internet access, prepaid long distance phone cards, photo IDs, courier and mailbox services, faxing and copying.

The Company had a net loss of $229,518 for the three months ended June 30, 2006, including a closed store reserve of $27,270 in anticipation of the closing of one of the Company's retail locations and a net loss of $384,484 for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2006, the Company had negative working capital of $822,341 and cash on hand of $354,026.

During the six months ended June 30, 2006, the Company's operating activities used approximately $325,000 of cash. This was principally due to the net loss of $384,000, increases in accounts receivable of $3,300 and prepaid insurance $1,100 and a decrease in accounts payable and accrued liabilities of $22,000, which was offset, in part, by non-cash items of $23,600, decreases in inventory of $5,500, security deposits of $1,500 and closed store reserve of $55,000. The Company believes it can improve its operating cash flows by continuously monitoring its Company-owned stores by new marketing strategies, increasing its gross margins, through the introduction of financial products and services, cost containment, among other things.

For the six months ended June 30, 2006, cash flows used in investing activities were approximately $3,500, primarily due to miscellaneous equipment purchases.

For the six months ended June 30, 2006, cash flows generated by financing activities were $592,000, raised from the two convertible note transactions completed during the first and second quarters (See Note 4 - Notes Payable, included in the Notes to Consolidated Financial Statements of this Report).

The Company believes provides it sufficient financial resources to fund its current operations for the twelve months ending December 31, 2006. Notwithstanding the foregoing, the Company is seeking additional capital to execute its revised business plan. However, there can be no assurance that the Company will be able to secure such additional financing or whether such financing, if obtained, will be available on terms favorable to the Company.

Plan of Operation

The following plan of operation for the Company covers the twelve month period commencing from the date of this quarterly report.

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

b)    Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2006, there was no change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

A.    Exhibits

(10.3)* Form of Notice of Conversion, dated April 24, 2006 between the Company and Certain Current Shareholders in connection with Convertible Promissory Note.

(10.4)* Form of Secured Convertible Note, dated May 2, 2006 between the Company and Vision Opportunity Capital Partners, LP, together with Security Agreement, Securities Purchase Agreement, Unit Purchase Warrant, Class A Common Stock Purchase Warrant, Class B Common Stock Purchase Warrant and Registration Rights Agreement.

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

NUEVO FINANCIAL CENTER, INC.


DATE: August 15, 2006                   /s/ Jose Araque
                                        ----------------------------------------
                                        Jose Araque
                                        President, CEO and Chairman


DATE: August 15, 2006                   /s/ Jose Araque
                                        ----------------------------------------
                                        Jose Araque
                                        Chief Accounting Officer