Form 10QSB/A
period 2006-03-31
Nuevo Financial Center, Inc.
filed 2006-11-08
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                   (Mark One)

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

                             2112 Bergenline Avenue
                              Union City, NJ 07087

   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                            Telephone: (201) 537-0956
                           (Issuer's telephone number)

    _________________________________________________________________________
          (Former name or former address, if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,668,223 as of October 12, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                    Page Numbers
                                                                    ------------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
          |X| Condensed Balance Sheets                                   3
          |X| Condensed Statements of Operations                         4
          |X| Condensed Statements of Cash Flows                         5
          |X| Notes to Condensed Financial Statements                  6 - 11
Item 2. Management's Discussion & Analysis of Financial Condition
          and Results of Operations                                    12 - 14
Item 3. Controls and Procedures                                         14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                               15
Item 2. Unregistered Sales of Equity Securities and Use of
          Proceeds                                                      15
Item 3. Defaults Upon Senior Securities                                 15
Item 4. Submission of Matters to a Vote of Security Holders             15
Item 5  Other Information                                               15
Item 6. Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                              16

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

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                              For the Three Months
                                                 Ended March 31,
                                            -------------------------
                                                2006          2005
                                            -----------   -----------
Net Revenues                                $   787,063   $   515,074
Cost of sales                                   469,609       401,532
                                            -----------   -----------
Gross profit                                    317,454       113,542
Total general and administrative expenses       473,140       421,636
                                            -----------   -----------
Loss from operations                           (155,686)     (308,094)
Other income and (expense)
  Miscellaneous income                            2,500            --
  Penalties                                      (1,779)      (12,000)
                                            -----------   -----------
Total other income and (expense)                   (721)      (12,000)
                                            -----------   -----------
Loss before taxes                              (154,965)     (320,094)
Provision for federal income taxes                   --            --
                                            -----------   -----------
Net loss                                    $  (154,965)  $  (320,094)
                                            ===========   ===========
Net loss per common share:
Basic                                       $     (0.01)  $     (0.01)
                                            ===========   ===========
Diluted                                     $     (0.01)  $     (0.01)
                                            ===========   ===========
Weighted average number of common shares
Basic                                        23,700,000    23,700,000
                                            ===========   ===========
Diluted                                      24,879,642    24,700,000
                                            ===========   ===========

The accompanying notes are an integral part of these condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       For the Three Months
                                                         Ended March 31,
                                                      ---------------------
                                                         2006        2005
                                                      ---------   ---------
Cash flows from operating activities
  Net loss                                            $(154,965)  $(320,094)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
      Depreciation                                       11,150      48,902
      Compensation expense for share-based payments         670          --
      (Increase) decrease in:
        Accounts receivable                              (2,680)         --
        Inventory                                         3,994      75,641
        Security deposits                                    --      52,146
      Increase (decrease) in:
        Accounts payable and accrued liabilities         (4,065)    157,567
        Closed store reserve                             27,270          --
                                                      ---------   ---------
Net cash used in operating activities                 $(118,626)  $  14,162
Cash flows from investing activities
  Acquisition of equipment                               (3,514)    (29,000)
                                                      ---------   ---------
    Net cash used in investing activities                (3,514)    (29,000)
Cash flows from financing activities
  Proceeds from convertible note                         91,973      25,000
                                                      ---------   ---------
Net cash provided by financing activities                91,973      25,000
                                                      ---------   ---------
Net increase (decrease) in cash                       $ (30,167)  $  10,162
Cash
  Beginning of year                                   $  90,873   $   9,277
                                                      ---------   ---------
  End of year                                         $  60,706   $  19,439
                                                      =========   =========
Supplemental disclosures:
  Interest paid                                       $      --   $      --
                                                      =========   =========
  Taxes paid                                          $      --   $      --
                                                      =========   =========

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

On March 11, 2005 ("Closing Date"), the Company completed the acquisition of Telediscount Communications Inc., ("Telediscount"). The acquisition has been accounted for as a reverse merger recapitalization. While MCVH was the surviving corporation, Telediscount represented the accounting acquirer, whereby the historical financial statements presented herein are those of Telediscount.

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

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

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

As of March 31, 2006, there were 1,000,000 outstanding stock options granted to current and former management for purchase at $0.001 per share. The options, which remain in effect at March 31, 2006, have a grant date of September 2, 2000, an exercise date of September 2, 2003 and an expiration date of September 2, 2007. As of March 31, 2006, no options have been exercised.

Compensation cost recognized in the three months ended March 31, 2006 was $670. Compensation cost was calculated using the Black - Scholes model with the following assumptions: $.001 exercise price; average remaining life of 1.75 years; $0.001 stock price; 1.35 risk free rate; and 50% volatility.

Registration Rights Agreement

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In May 2006, the Company entered into a secured convertible note agreement, a registration rights agreement and warrants (see Note 5 - Subsequent Events). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However, due to various factors including substantial conversion of these convertible notes and the Company's expectation that the registration statement will be approved within the specified time period, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded.

In accounting for the convertible notes and the warrants, the Company considered the guidance contained in EITF 00-19 and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the registration rights agreement requires the Company to pay liquidated damages of 1.5% per month of the outstanding principal amount of the notes, in cash or shares of common stock to the note holders in the event that a registration statement covering the shares underlying the convertible notes and warrants is not declared effective. Accordingly, the convertible notes are not considered to be "conventional" convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The value of this liability is deemed to be de minimus, and therefore, no liability was recorded.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company was recently named as an additional defendant in a lawsuit against the City of New York for an alleged slip and fall which purportedly occurred near a former location of the Company. At this time, the Company has no information as to the extent of the claim and has hired an attorney to investigate the matter further.

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

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

On March 25, 2006, the Company entered into a Convertible Promissory Note ("Convertible Note") with certain investors ("Investors"), in the amount of $91,973. The terms of the Convertible Note, due April 1, 2007, are as follows:

      o     Term -

            12 Months from date of issuance;

      o     Amount -

            Convertible Note shall be redeemed or converted on the gross proceeds, including interest, which accrues at a rate of 10% per annum from the closing date to the conversion date;

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

      o     Voluntary conversion -

            Cash - Investors have the right to convert the Convertible Note into cash, including the coupon, at their sole option at any time, but only after the Company has raised $1 million dollars in any type of financing; or,

            Common Stock - Investors may convert principal and interest into common shares at any time;

      o     Mandatory redemption -

            Upon closing of the proposed transaction, the balance of the Convertible Note and all accrued interest will be subject to a mandatory redemption into cash. Investors may elect to convert the Convertible Note into stock at any time on or before the closing of the transaction and only after the SB-2 filing becomes effective.

There are no other provisions, other than noted above, in which the Company or the Investor can accelerate payment. In addition, there are no provisions by which liquidated damages are required.

NOTE 5 - SUBSEQUENT EVENTS

On April 24, 2006, the Investors exercised their option to convert the principal amount of the Convertible Note together with interest of $756, into 2,318,233 shares of Common Stock at a price of $.04 per share of Common Stock.

On May 2, 2006, the Company entered into a Secured Convertible Note ("Secured Note") in the amount of $500,000 with Vision Opportunity Capital Partners, LP ("Vision"). The Company simultaneously entered into a Securities Purchase Agreement, Security Agreement, and Unit Purchase Warrant (collectively, the "Agreements").

These Agreements allow for the purchase of $500,000 of Units, each of which consists of:

      o     Secured convertible promissory notes;

      o Class A warrants ("A Warrants") to purchase 1,000,000 shares of common stock at $.50 per share;

      o Class B warrants ("B Warrants") to purchase 500,000 shares of common stock at $1.00 per share; and,

      o Unit Purchase Warrant to purchase a unit consisting of shares of Common Stock and Class A and Class B Warrants ("Warrant Shares").

The relevant terms of the Secured Note are as follows:

      o     Term -

            The Secured Note is due on the earliest of: (i) the completion of a financing in which the Company receives no less than $2,500,000 in gross proceeds ("Eligible Financing"), or (ii) one year after the date of exercise by Vision of the Unit Purchase Warrant;

      o     Amount -

            The Secured Note shall be redeemed or converted on the gross proceeds, including interest, which accrues at a rate of 10% per annum from the closing date to the conversion date.

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

      o     Voluntary conversion -

            Common Stock - Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a price (the "Conversion Price") equal to the greater of (i) if before the completion of an Eligible Financing, (A) 60% of the daily volume weighted average price ("VWAP" of the Common Stock for ten trading days ending on the last trading day prior to the conversion date, or (B) $.50 or, (ii) if after November 30, 2006, if an Eligible Financing shall not have been consummated by that date (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20.

The Company received proceeds of $484,600, net of legal fees, documentation costs and filings fees of $15,400. In connection with the Secured Note, A Warrants to purchase 1,000,000 common shares were issued to the holders at an exercise price per share of $0.50 and B Warrants to purchase 500,000 shares at a price per share of $1.00. The warrants are exercisable immediately and expire five years from date of grant through April 2011. The fair market value of both classes of stock warrants granted is estimated on the date of grant using the Black - Scholes option pricing model, in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.90%, volatility ranging from 50% to 100% and expected term of 5 years. Due to the strike price being greater than the current stock price at the date of issuance, the fair value warrants were considered to be de minimis and, therefore, no adjustment has been recorded to reflect their value. Additionally, in connection with the Secured Note, the Company did not record any beneficial conversion since the conversion price was greater than the fair market value.

The Company has agreed to file a registration statement covering the shares of Common Stock issuable upon conversion of the Secured Note within 120 calendar days of the effective date and use reasonable best efforts to have such registration statement be declared effective within 180 calendar days. The Company will pay the holders of the Secured Note, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate subscription amount paid by such holder pursuant to the Securities Purchase Agreement for any registrable securities then held by such holder until all registrable securities become eligible for sale under Rule 144. If the Company fails to pay any partial liquidated damages pursuant to this section, in full, within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an event.


The Company evaluates the provisions of the Secured Note periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Because the shares of Common Stock underlying the Secured Note have not been registered for resale, they are not readily convertible to cash. Thus, the conversion option does not meet the net settlement requirement of SFAS No. 133 and would not be considered a derivative if freestanding. Accordingly, the Secured Note does not contain an embedded conversion feature that must be bifurcated. Once the underlying shares of Common Stock are registered we may determine that our Notes contain an embedded conversion feature that would require bifurcation from the Secured Note. At that time, the fair value of the embedded derivatives would be bifurcated from the Secured Note and recorded as a non-current liability with an offset recorded as a discount to the Secured Note that would be amortized to interest expense over the remaining life of the Secured Note using the effective interest method. The fair value of the embedded derivatives would be revalued each reporting period with the change in the fair value recorded as other income or expense in the statement of operations. The Company identified certain other embedded derivatives and concluded their value was de minimus.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB/A contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

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

Notwithstanding the foregoing, the following is a comparison of the three months ended March 31, 2006 and the same period in 2005, as though the acquired entity was part of the Company prior to the Merger.

Net sales of company-owned stores increased $271,989, or 52.8%, to $787,063, for the three months ended March 31, 2006 as compared to $515,074 for the same period in 2005, primarily due to additional services available at the beginning of the year, which were not offered during the first half of 2005. For the three months ended March 31, 2006, approximately 35% of the Company's revenue was derived from long distance telephone calls, while revenues generated from bill payment and wire remittance services, as well as the sale of cellular phones and prepaid cellular cards, each contributed approximately 13-14%. The remainder was derived from miscellaneous services such as internet access, prepaid long distance phone cards, photo IDs, courier and mailbox services, faxing and copying.

Selling, general and administrative expenses increased $51,504, or 12.2%, to $473,140, for the three months ended March 31, 2006 as compared to $421,636 for the same period in 2005, primarily due to increases in administrative salaries, cleaning and maintenance, consulting services, as well as a closed store reserve of $27,270, which represents the net book value of assets and any projected costs in anticipation of the closing of one of the Company's retail locations upon the expiration of its lease on June 30, 2006.

The Company had a net loss of $154,965 for the three months ended March 31, 2006, as compared to a net loss of $308,094 for the same period in 2005, primarily due to the increase in revenues discussed above.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS AND REPORTS ON 8-K

A.        Exhibits

(10.2) Form of Convertible Promissory Note, dated March 25, 2006 between the Company and Certain Current Shareholders (incorporated by reference as
          Exhibit 10.2 to the Company's Form 10-KSB for the quarter ended March 31, 2006 filed on August 15, 2006).

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

NUEVO FINANCIAL CENTER, INC.


DATE: November 8, 2006                  /s/ Jose Araque
                                        ------------------------
                                        Jose Araque
                                        President, CEO and Chairman


DATE: November 8, 2006                  /s/ Jose Araque
                                        ------------------------
                                        Jose Araque
                                        Chief Accounting Officer