Form 10QSB/A
period 2006-06-30
Nuevo Financial Center, Inc.
filed 2006-11-08
CIK 1119689

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

                                   ----------

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

                                TABLE OF CONTENTS

                                                                           Page
                                                                         Numbers
                                                                         -------
PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements.
              |X| Condensed Balance Sheets                                     3
              |X| Condensed Statements of Operations                           4
              |X| Condensed Statements of Cash Flows                           5
              |X| Notes to Condensed Financial Statements                    6-8
Item  2.   Management's Discussion & Analysis of Financial Condition
             and Results of Operations                                     11-12
Item  3.   Controls and Procedures                                            13


PART II - OTHER INFORMATION

Item  1.   Legal Proceedings                                                  14
Item  2.   Unregistered Sales of Equity Securities and Use of Proceeds        14
Item  3.   Defaults Upon Senior Securities                                    14
Item  4.   Submission of Matters to a Vote of Security Holders                14
Item  5    Other Information                                                  14
Item  6.   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                    15

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                          NUEVO FINANCIAL CENTER, INC.
                            CONDENSED BALANCE SHEETS

                                                     June 30, 2006    December 31, 2005
                                                     -------------    -----------------
                                                      (unaudited)         (audited)
                       ASSETS
Current Assets
  Cash                                                $   354,026        $    90,873
  Accounts receivable                                      50,300             47,000
  Inventory                                                 1,588              7,099
  Prepaid insurance                                         1,140                 --
  Prepaid income taxes                                        250                250
                                                      -----------        -----------
Total current assets                                  $   407,304        $   145,222
Property and equipment
  Machinery and equipment                                 424,596            440,596
  Furniture, fixtures, and improvements                   168,171            180,671
  Leasehold improvements                                  602,114            610,100
                                                      -----------        -----------
                                                        1,194,881          1,231,367
  Less: accumulated depreciation and amortization        (685,190)          (675,620)
                                                      -----------        -----------
Total property and equipment                              509,691            555,747
Other assets
  Security deposits                                        50,559             52,050
                                                      -----------        -----------
Total assets                                          $   967,554        $   753,019
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

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In Thousands, Except Per Share Data)

                                                For the Three Months             For the Six Months
                                                    Ended June 30                   Ended June 30
                                            ----------------------------    ----------------------------
                                                 2006           2005            2006            2005
                                            ------------    ------------    ------------    ------------
Net Revenues                                $    767,201    $    715,855    $  1,554,264    $  1,230,929
Cost of sales                                    450,619         558,053         920,228         959,585
                                            ------------    ------------    ------------    ------------
Gross profit                                     316,582         157,802         634,036         271,344
Total general and administrative expenses        546,098         306,436       1,019,238         728,072
                                            ------------    ------------    ------------    ------------
Loss from operations                            (229,518)       (148,634)       (385,202)       (456,728)
Other income and (expense)
  Miscellaneous income                                --              --           2,500              --
  Penalties                                           --         (60,903)         (1,781)        (72,903)
                                            ------------    ------------    ------------    ------------
Total other income and (expense)                      --         (60,903)            719         (72,903)
Loss before taxes                               (229,518)       (209,537)       (384,483)       (529,631)
Provision for federal income taxes                     0               0               0               0
                                            ------------    ------------    ------------    ------------
Net loss                                    $   (229,518)       (209,537)   $   (384,483)       (529,631)
                                            ============    ============    ============    ============
Net loss per common share:
Basic                                       $      (0.01)   $      (0.01)   $      (0.02)   $      (0.02)
                                            ============    ============    ============    ============
Diluted                                     $      (0.01)   $      (0.01)   $      (0.01)   $      (0.02)
                                            ============    ============    ============    ============
Weighted average number of common shares
Basic                                         23,700,000      23,700,000      23,700,000      23,700,000
                                            ============    ============    ============    ============
Diluted                                       30,493,791      24,700,000      27,699,268      24,700,000
                                            ============    ============    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      For the        For the
                                                    Six Months     Six Months
                                                      Ended          Ended
                                                   June 30,2006   June 30,2005
                                                   ------------   ------------
Cash flows from operating activities
  Net loss                                          $(384,484)     $(529,631)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities
      Depreciation                                     22,300         68,803
      Compensation expense for share-based
        payments                                        1,291             --
      (Increase) decrease in:
        Accounts receivable                            (3,300)       (27,020)
        Inventory                                       5,511        131,565
        Prepaid insurance                              (1,140)            --
        Security deposits                               1,491         52,146
      Increase (decrease) in:
        Accounts payable and accrued liabilities      (21,515)       132,614
        Closed store reserve                           54,540             --
                                                    ---------      ---------
Net cash used in operating activities               $(325,306)     $(171,523)
Cash flows from investing activities
  Acquisition of equipment                             (3,514)       (29,000)
                                                    ---------      ---------
Net cash used in investing activities                  (3,514)       (29,000)
Cash flows from financing activities
  Notes payable                                       591,973        425,000
                                                    ---------      ---------
Net cash provided by financing activities             591,973        425,000
                                                    ---------      ---------
Net increase (decrease) in cash                     $ 263,153      $ 224,477
Cash
  Beginning of year                                 $  90,873      $   9,277
                                                    ---------      ---------
  End of year                                       $ 354,026      $ 233,754
                                                    =========      =========
Supplemental disclosures:
  Interest paid                                     $      --      $      --
                                                    =========      =========
  Taxes paid                                        $      --      $      --
                                                    =========      =========
Noncash investing and financing activities:

Conversion of Notes to Common Stock                 $  91,973      $      --
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the country-regionplaceUnited States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

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

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006

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

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2006

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

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2006

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

Results of Operations

For the Three Months and Six Months Ended June 30, 2006 as compared to June 30, 2005

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

Notwithstanding the foregoing, the following is a comparison of the six and three months ended June 30, 2006 and the same periods in 2005, as though the acquired entity was part of the Company prior to the Merger.

Net sales of company-owned stores increased $51,346, or 7.2% to $767,201and $323,335, or 26.3% to $1,554,264 for the three months and six months ended June 30, 2006, respectively, as compared to $715,855 and $1,230,929 for the same periods in 2005, primarily due to additional services available since the beginning of the year, which were not offered during the first half of 2005. For the three months and six months ended June 30, 2006, approximately 35% of the Company's revenue was derived from long distance telephone calls, while revenues generated from bill payment and wire remittance services, as well as the sale of cellular phones and prepaid cellular cards, each contributed approximately 13-14%. The remainder was derived from miscellaneous services such as internet access, prepaid long distance phone cards, photo IDs, courier and mailbox services, faxing and copying.

Selling, general and administrative expenses increased $239,662, or 78.2%, to $546,098 and $291,166, or 40.0%, to $1,019,238 for the three months and six months ended June 30, 2006 as compared to $306,436 and 728,072 for the same periods in 2005, primarily due to increases in administrative salaries, cleaning and maintenance, consulting services, interest, bad debt expense, as well as a closed store reserve of $54,5400, which represents the net book value of assets and any projected costs in anticipation of closing two of the Company's retail locations.

The Company had a net loss of $229,518 and $384,483 for the three months and six months ended June 30, 2006, as compared to a net loss of $209,537 and $529,631 for the same periods in 2005 primarily due to the increase in revenues discussed above.

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

The Company will continue to seek the additional financing it requires to implement its conversion and expansion strategy. The Company has defined a list of actions that have already been undertaken or which it hopes to begin implementing in 2006 to achieve its growth plans:

      o Secure key strategic partnerships with financial institutions and placeLatin America retailers

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

A.        Exhibits

(10.3) Form of Notice of Conversion, dated April 24, 2006 between the Company and Certain Current Shareholders in connection with Convertible Promissory Note (incorporated by reference as Exhibit 10.3 to the Company's Form 10-KSB for the quarter ended June 30, 2006 filed on August 15, 2006).

(10.4) Form of Secured Convertible Note, dated May 2, 2006 between the Company and Vision Opportunity Capital Partners, LP, together with Security Agreement, Securities Purchase Agreement, Unit Purchase Warrant, Class A Common Stock Purchase Warrant, Class B Common Stock Purchase Warrant and Registration Rights Agreement (incorporated by reference as Exhibit 10.4 to the Company's Form 10-KSB for the quarter ended June 30, 2006 filed on August 15, 2006).

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

                                                    NUEVO FINANCIAL CENTER, INC.


DATE: November 8, 2006                              /s/ Jose Araque
                                                    ----------------------------
                                                    Jose Araque
                                                    President, CEO and Chairman


DATE: November 8, 2006                              /s/ Jose Araque
                                                    ----------------------------
                                                    Jose Araque
                                                    Chief Accounting Officer