Form 10QSB
period 2006-09-30
Nuevo Financial Center, Inc.
filed 2006-11-20
CIK 1119689

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-31457


                          NUEVO FINANCIAL CENTER, INC.
          -------------------------------------------------------------
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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period). Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,668,223 as of November 14, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act. Yes |_| No |X|

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Numbers
                                                                         -------

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

            |X|   Condensed Balance Sheets                                     3
            |X|   Condensed Statements of Operations                           4
            |X|   Condensed Statements of Cash Flows                           5
            |X|   Notes to Condensed Financial Statements                   6-12

Item 2.     Management's Discussion & Analysis of Financial Condition
            and Results of Operations                                      12-14

Item 3.     Controls and Procedures                                        14-15

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 16

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       16

Item 3.     Defaults Upon Senior Securities                                   16

Item 4.     Submission of Matters to a Vote of Security Holders               16

Item 5      Other Information                                                 16

Item 6.     Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                    17

PART 1 - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                          NUEVO FINANCIAL CENTER, INC.
                            CONDENSED BALANCE SHEETS

                                                               September 30,     December 31,
                                                                   2006              2005
                                                              --------------    --------------
                                     ASSETS

Current Assets
     Cash                                                     $      138,032    $       90,873
     Accounts receivable                                              36,345            47,000
     Inventory                                                         2,612             7,099
     Prepaid insurance                                                 6,172                --
     Prepaid income taxes                                                250               250
                                                              --------------    --------------
Total current assets                                          $      183,411    $      145,222

Property and equipment
     Machinery and equipment                                         351,021           440,596
     Furniture, fixtures, and improvements                           139,194           180,671
     Leasehold improvements                                          504,110           610,100
                                                              --------------    --------------
                                                                     994,325         1,231,367
     Less: accumulated depreciation and amortization                (572,697)         (675,620)
                                                              --------------    --------------
Total property and equipment                                         421,628           555,747

Other assets
     Security deposits                                                41,674            52,050
                                                              --------------    --------------

Total assets                                                  $      646,713    $      753,019
                                                              ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                 $      701,813    $      298,890
     Notes payable                                                   925,000           425,000
                                                              --------------    --------------
Total current liabilities                                     $    1,626,813    $      723,890

Commitments and contingencies

Shareholders' deficit
     Common stock, .001 par value;
       100,000,000 authorized;
       25,668,223 issued and outstanding                              25,668            23,700
     Additional paid-in capital                                    3,386,277         3,294,925
     Accumulated deficit                                          (4,392,045)       (3,289,496)
                                                              --------------    --------------
Total shareholders' deficit                                         (980,100)           29,129
                                                              --------------    --------------

Total liabilities and shareholders' deficit                   $      646,713    $      753,019
                                                              ==============    ==============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                       September 30,
                                            --------------------------------    --------------------------------
                                                 2006              2005             2006               2005
                                            --------------    --------------    --------------    --------------
Revenues                                    $      687,644    $      860,650    $    2,241,908    $    2,081,579

Cost of sales                                      421,072           608,853         1,341,299         1,568,438
                                            --------------    --------------    --------------    --------------

Gross profit                                       266,572           241,797           900,608           513,141

Total general and administrative expenses          963,723           433,627         1,960,687         1,230,503
                                            --------------    --------------    --------------    --------------

Loss from operations                              (697,151)         (191,830)       (1,060,079)         (717,362)
                                            --------------    --------------    --------------    --------------

Other income and (expense)
     Miscellaneous income                            3,156                --             5,656                --
     Interest expense                              (24,071)           (5,356)          (48,126)           (9,455)
                                            --------------    --------------    --------------    --------------

Total other income and (expense)                   (20,915)           (5,356)          (42,470)           (9,455)
                                            --------------    --------------    --------------    --------------

Net loss before income taxes                      (718,066)         (197,186)       (1,102,549)         (726,817)

Provision for federal income taxes                      --                --                --                --
                                            --------------    --------------    --------------    --------------

Net loss                                    $     (718,066)         (197,186)   $   (1,102,549)         (726,817)
                                            ==============    ==============    ==============    ==============

Weighted average number of common shares:
Basic                                           24,312,376        23,700,000        23,907,478        23,700,000
                                            ==============    ==============    ==============    ==============
Diluted                                         32,038,035        24,700,000        29,156,646        24,700,000
                                            ==============    ==============    ==============    ==============

Net loss per common share:
Basic                                       $        (0.03)   $        (0.01)   $        (0.05)   $        (0.03)
                                            ==============    ==============    ==============    ==============
Diluted                                     $        (0.02)   $        (0.01)   $        (0.04)   $        (0.03)
                                            ==============    ==============    ==============    ==============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               For the Nine Months Ended
                                                                  September 30, 2005
                                                           --------------------------------
                                                                2006              2005
                                                           --------------    --------------
Cash flows from operating activities
     Net loss                                              $   (1,102,549)   $     (726,817)
     Adjustments to reconcile net income to net cash
       used in operating activities:
           Depreciation                                            28,345            88,705
           Compensation expense for share-based payments            1,348                --
           Loss on abandonment of assets                          104,288                --
           Changes in operating assets:
              Accounts receivable                                  10,655           (30,995)
              Inventory                                             4,487           203,565
              Prepaid insurance                                    (6,172)               --
              Security deposits                                    10,376            52,146
           Changes in operating liabilities:
              Accounts payable and accrued liabilities            402,922           143,007
                                                           --------------    --------------

Net cash used in operating activities                            (546,300)         (270,389)
                                                           --------------    --------------
Cash flows from investing activities
     Acquisition of equipment                                      (3,514)          (29,600)
     Proceeds from the sale of equipment                            5,000                --
                                                           --------------    --------------
Net cash used in investing activities                               1,486           (29,600)
                                                           --------------    --------------
Cash flows from financing activities
     Notes payable                                                500,000           425,000
     Issuance of stock for repayment of note                       91,973                --
                                                           --------------    --------------
Net cash provided by financing activities                         591,973           425,000
                                                           --------------    --------------

Net increase in cash                                               47,159           125,011

Cash - Beginning of year                                           90,873             9,277
                                                           --------------    --------------
Cash - End of quarter                                             138,032           134,288
                                                           ==============    ==============

Supplemental disclosures:
     Interest paid                                                     --                --
                                                           ==============    ==============
     Taxes paid                                                        --                --
                                                           ==============    ==============

Noncash investing and financing activities:
     Conversion of notes to common stock                           91,973                --
                                                           ==============    ==============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. There have been no changes in significant accounting policies since December 31, 2005.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $721,222 and $197,186 during the three months ended September 30, 2006 and 2005, respectively and has an accumulated deficit of $4,392,045 as of September 30, 2006. These conditions create an uncertainty as to the Company's ability to continue as a going concern. Management plans to review and improve its existing operations by monitoring store performance, introducing new products and services, implementing aggressive marketing programs, instituting employee sales training programs, and cost containment. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006

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

As of September 30, 2006, there were 1,000,000 outstanding stock options granted to current and former management for purchase at $0.001 per share. The options, which remain in effect at September 30, 2006, have a grant date of September 2, 2000, an exercise date of September 2, 2003 and an expiration date of September 2, 2007. As of September 30, 2006, no options have been exercised.

Compensation cost recognized in the three months and nine months ended September 30, 2006 was $57 and $1,348, respectively. Compensation cost was calculated using the Black - Scholes model with the following assumptions: $0.001 exercise price; average remaining life of 1.75 years; $0.001 stock price; 1.35 risk free rate; and 50% volatility.

Consideration was also given to the fair value of the warrants subscribed under the secured promissory note (see Note 4 - Notes Payable) using the Black - Scholes model, which valued the warrants at an immaterial amount. Based on this determination, no adjustment has been made to the financial statements to reflect the fair value of the warrants.

Registration Rights Agreement

EITF Issue No. 05-4 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF No. 05-4") addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In May 2006, the Company entered into a secured convertible note agreement, a registration rights agreement and warrants (see Note 6 - Subsequent Events). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However, due to various factors including substantial conversion of these convertible notes and the Company's expectation that the registration statement will be approved within the specified time period, the value of the registration rights was deemed to be de minimis and therefore no liability was recorded.

In accounting for the convertible notes and the warrants, the Company considered the guidance contained in EITF 00-19 and SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the registration rights agreement requires the Company to pay liquidated damages of 1.5% per month of the outstanding principal amount of the notes, in cash or shares of Common Stock to the note holders in the event that a registration statement covering the shares underlying the convertible notes and warrants is not declared effective. Accordingly, the convertible notes are not considered to be "conventional" convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The value of this liability is deemed to be de minimis, and therefore, no liability was recorded.

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company was recently named as an additional defendant in a lawsuit against the City of New York for an alleged slip and fall which purportedly occurred near a former location of the Company. At this time, the Company has no information as to the extent of the claim and has hired an attorney to investigate the matter further.

In May 2005, a judgment from the United States Department of Labor was entered into against Telediscount for alleged violations of the Fair Labor Standards Act and was assessed a penalty of $100,000, requiring an initial payment of $16,000 at May 1, 2005, with the remaining balance of approximately $84,000 payable over a period of twelve equal monthly installments. As of September 30, 2006, the Company satisfied this liability, in full, in accordance with the terms of the agreement.

On October 11, 2005, a judgment was entered against Telediscount in the amount of $36,634 for an outstanding debt to a former consultant, who also served as a former Chief Executive Officer of Telediscount and is a current shareholder of the Company. The debt remains unsatisfied, although the Company has been making payments and is in the process of negotiating a formal settlement.

There is no other litigation currently pending or threatened by or against the Company.

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

As of September 30, 2006, the Company held a total of $77,597 throughout its various locations. The Company has included these amounts as accrued liabilities at the end of the year.

NOTE 4 - NOTES PAYABLE

On February 11, 2005, the Company entered into a bridge loan agreement ("Bridge Loan") with Finkelstein Capital, Inc. (FCI) in the amount of $425,000. Under the terms of the Bridge Loan, it was to be repaid with interest at the rate of five (5%) percent per annum, at the earlier of July 1, 2005, or in the event the Company completed a subsequent financing in the amount of $5,000,000 ("Subsequent Financing"). In addition, FCI was to receive a finder's fee in the amount of 5% of the Bridge Loan, to be paid at the closing of a Subsequent Financing. While the Company has not yet completed any such Subsequent Financing, the Company and FCI have verbally agreed to amend certain terms of the Bridge Loan. While a formal amendment to the Bridge Loan is still being negotiated, the interest rate on the Bridge Loan has been increased to ten (10%) percent per annum beginning on April 1, 2006. In addition, at the time of repayment, the investors will have the right to convert into cash, or into quoted shares of Common Stock, the terms of such conversion which are still under negotiation (see Note 6 - Subsequent Events).

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006

Furthermore, the finder's fee discussed above has been eliminated and modified in connection with the secured convertible note discussed below. The Company has previously reclassified this Bridge Loan to a current liability. Accrued interest expense in connection with the Bridge Loan for the nine months ended September 30, 2006 was $26,548.

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

      o     Voluntary conversion -

            Cash - Investors have the right to convert the Convertible Note into cash, including the coupon, at their sole option at any time, but only after the Company has raised $1 million dollars in any type of financing; or,

            Common Stock - Investors may convert principal and interest into Common Stock at any time;

      o     Mandatory redemption -

            Upon closing of the proposed transaction, the balance of the Convertible Note and all accrued interest will be subject to a mandatory redemption into cash. Investors may elect to convert the Convertible Note into Common Stock at any time on or before the closing of the transaction and only after the SB-2 filing becomes effective.

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

The relevant terms of the Secured Note are as follows:

      o     Term -

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006

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

      o     Voluntary conversion -

            Common Stock - Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a conversion price equal to the greater of
            (i) if before the completion of an Eligible Financing, (A) 60% of the daily volume weighted average price ("VWAP" of the Common Stock for ten trading days ending on the last trading day prior to the conversion date, or (B) $.50 or, (ii) if after November 30, 2006, if an Eligible Financing shall not have been consummated by that date
            (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20.

The Company received proceeds of $484,600, net of legal fees, documentation costs and filings fees of $15,400. In connection with the Secured Note, A Warrants to purchase 1,000,000 shares of Common Stock were issued to the holders at an exercise price per share of $0.50 and B Warrants to purchase 500,000 shares of Common Stock at a price per share of $1.00 (collectively, the "Warrants"). The Warrants are exercisable immediately and expire five years from date of grant through April 2011. The fair market value of both classes of Warrants granted is estimated on the date of grant using the Black - Scholes option pricing model, in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.90%, volatility ranging from 50% to 100% and expected term of 5 years. Due to the strike price being greater than the current stock price at the date of issuance, the fair value Warrants were considered to be de minimis and, therefore, no adjustment has been recorded to reflect their value. Additionally, in connection with the Secured Note, the Company did not record any beneficial conversion since the conversion price was greater than the fair market value. Accrued interest expense in connection with the Secured Note for the nine months ended September 30, 2006 was $20,822. As part of the renegotiation of the terms of the Bridge Loan, the Company paid a commission of $22,500 subsequent to the closing of the Secured Note, representing a finder's fee to one of the principals of FCI, for the introducing Vision to the Company.

The Company has agreed to file a registration statement covering the shares of Common Stock issuable upon conversion of the Secured Note within 120 calendar days of the effective date and use reasonable best efforts to have such registration statement be declared effective within 180 calendar days. The Company will pay the holders of the Secured Note, as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate subscription amount paid by such holder pursuant to the Agreements for any registrable securities then held by such holder until all registrable securities become eligible for sale under Rule 144. If the Company fails to pay any partial liquidated damages pursuant to this section, in full, within seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum (or such lesser maximum amount that is permitted to be paid by applicable law) to the holder, accruing daily from the date such partial liquidated damages are due until such amounts, plus all such interest thereon, are paid in full. The partial liquidated damages pursuant to the terms hereof shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an event.

The Company evaluates the provisions of the Secured Note periodically to determine whether any of the provisions would be considered embedded derivatives that would require bifurcation under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Because the shares of Common Stock underlying the Secured Note have not been registered for resale, they are not readily convertible to cash. Thus, the conversion option does not meet the net settlement requirement of SFAS No. 133 and would not be considered a derivative if

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006

freestanding. Accordingly, the Secured Note does not contain an embedded conversion feature that must be bifurcated. Once the underlying shares of Common Stock are registered we may determine that our Secured Notes contain an embedded conversion feature that would require bifurcation from the Secured Note. At that time, the fair value of the embedded derivatives would be bifurcated from the Secured Note and recorded as a non-current liability with an offset recorded as a discount to the Secured Note that would be amortized to interest expense over the remaining life of the Secured Note using the effective interest method. The fair value of the embedded derivatives would be revalued each reporting period with the change in the fair value recorded as other income or expense in the statement of operations. The Company identified certain other embedded derivatives and concluded their value was de minimis.

NOTE 5 - RELATED PARTY TRANSACTIONS

La Nacional, a shareholder of the Company, is engaged in the business of money transfer, whereby it receives money and/or negotiable instruments and remits the same pursuant to specific customer's instructions.

On February 14, 2003, Telediscount entered into a contractual agreement ("Contractual Agreement") with LaNacional whereby:

      o Telediscount desired to purchase its money transfer services on an exclusive basis from La Nacional;

      o La Nacional desired to invest in Telediscount and obtain a position on its Board;

      o La Nacional desired to be presented with a proposal for telecommunication services by Telediscount and its affiliates; and

      o The parties desired that they each would not open a store within a certain radius of the other's existing stores.

On May 1, 2003, La Nacional invested $350,000 in exchange for 1,743,213 shares of common stock, representing 5% of the fully diluted shares of Telediscount, all of which were converted to 282,855 shares of Common Stock of the Company upon the Merger. Additionally, Telediscount and La Nacional entered into individual agency agreements for wire transfer services covering each of the Company's stores.

For the nine months ended September 30, 2006, consulting fees in the amount of $34,250 were paid to Jose Araque, the Company's Chairman, Chief Executive Officer, President, Secretary and Treasurer; however, such payments ceased in June 2006.

NOTE 6 - SUBSEQUENT EVENTS

On November 1, 2006, the Company entered into a second Secured Convertible Note ("Second Secured Note") in the amount of $500,000 with Vision, essentially on the same terms and conditions as the Secured Note. The Company simultaneously entered into a Securities Purchase Agreement, Security Agreement, and Unit Purchase Warrant (collectively, the "Agreements").

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

The relevant terms of the Secured Note are as follows:

                          NUEVO FINANCIAL CENTER, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 2006

      o     Term -

            The Second Secured Note is due on the earliest of: (i) the completion of a financing in which the Company receives no less than $2,500,000 in gross proceeds ("Eligible Financing"), or (ii) one year after the date of exercise by Vision of the Unit Purchase Warrant;

      o     Amount -

            The Second Secured Note shall be redeemed or converted on the gross proceeds, including interest, which accrues at a rate of 10% per annum from the closing date to the conversion date.

      o     Voluntary conversion -

            Common Stock - Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a price (the "Conversion Price") equal to the greater of (i) if before the completion of an Eligible Financing, (A) 60% of the daily volume weighted average price ("VWAP") of the Common Stock for ten trading days ending on the last trading day prior to the conversion date, or (B) $.50 or, (ii) if after November 30, 2006, if an Eligible

            Financing shall not have been consummated by that date (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20.

The Company received proceeds of $500,000. In connection with the Second Secured Note, A Warrants to purchase 1,000,000 shares of Common Stock were issued to the holders at an exercise price per share of $0.50 and B Warrants to purchase 500,000 shares of Common Stock at a price per share of $1.00 (collectively, the "Warrants"). The Warrants are exercisable immediately and expire five years from date of grant through April 2011.

On November 10, the Company finalized the renegotiation of the Bridge Loan ("Bridge Loan Addendum") whereby the due date of the Bridge Loan has been extended to December 31, 2007. Notwithstanding the foregoing, in the event the Company secures financing subsequent to the date of the Bridge Loan Addendum, 10% of the net proceeds from any such financing would be used to reduce the principal amount of the Bridge Loan. The Company would accelerate the payment of all outstanding principal and interest due on the Bridge Loan if, prior to the due date, the Company completed a minimum $5,000,000 financing. If the Bridge Loan is not paid in full by the due date, the parties have agreed to renegotiate the terms of the Bridge Loan no later than sixty days after the due date.

Subsequent to the date of the Bridge Loan Addendum, at the time of any loan repayment, as discussed in above, the holder(s) of the Bridge Loan shall have the right to convert the principal and interest due on the Bridge Loan to shares of the Company's Common Stock at the greater of: (A) 60% of the VWAP for the ten trading Days ending on the last trading Day prior to the conversion Date, or (B) $0.50.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-QSB contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the SEC.

Results of Operations

For the Three Months and Nine Months Ended September 30, 2006 as compared to the Three Months and Nine Months Ended September 30, 2005

Since its inception on June 2, 2000 through March 11, 2005, the date of the Merger, the Company had no operations and was considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

Notwithstanding the foregoing, the following is a comparison of the three months and nine months ended September 30, 2006 and the same periods in 2005, as though the acquired entity was part of the Company prior to the Merger.

Net sales of company-owned stores decreased $173,006, or 20.1%, to $687,644 and increased $160,329, or 7.7% to $2,241,908 for the three months and nine months ended September 30, 2006, respectively, as compared to $860,650 and $2,081,579 for the same periods in 2005. The decrease in revenue was due primarily to a lower number of stores in operation for the three months ended September 30, 2006 as compared to the same period in 2005, while the increase in revenue for the nine months ended September 30, 2006 as compared to the same period in 2005 was due primarily to additional services available since the beginning of the 2006, which were not offered during the first nine months of 2005. For the three months and nine months ended September 30, 2006, approximately 32.2% of the Company's revenue was derived from long distance telephone calls, 44.9% of revenue was generated from the sale of prepaid cellular cards (17.9%), wire remittance services (14.3%) and cellular phones and related commissions (12.7%), while the remaining revenue, or 22.9%, was derived from miscellaneous services, such as internet access, photo IDs, courier and mailbox services, faxing and copying, each contributing no more than 5%.

Selling, general and administrative expenses increased $530,096, or 122.2%, to $963,723 and $730,184, or 59.3%, to $1,960,687 for the three months and nine months ended September 30, 2006 as compared to $433,627 and $1,230,503 for the same periods in 2005, due primarily to increases in taxes and related penalties of $234,463 and $163,341 due to sales and payroll tax assessments, administrative salaries of $175,464 and $314,359 due to the hiring of regional managers, store managers and administrative personnel, consulting services of $87,181 and $140,780 due to the hiring of a management consultant, loss on abandonment and sale of assets of $49,747 and $104,287 due the closing and sale of four stores, and telephone costs of $70,919 and $71,000 due to amounts claimed to be owed from the cancellation of long distance carrier contracts during the three and nine months ended September 30, 2006, respectively. These expenses were offset, in part, by a decrease in rent expense of $51,481 and $83,092 due to a lower number of stores in operation during the three and nine months ended September 30, 2006, respectively.

The Company had a net loss of $718,066 and $1,102,549 for the three months and nine months ended September 30, 2006, as compared to a net loss of $197,186 and $726,817 for the same periods in 2005 due primarily to the decrease in revenue and the increase in selling, general and administrative expenses discussed above.

Liquidity and Capital Resources

As of September 30, 2006, the Company had negative working capital of $1,443,402 and cash on hand of $138,032.

During the nine months ended September 30, 2006, the Company's operating activities used approximately $546,300 of cash. This was principally due to the net loss of $1,102,500 and an increase in prepaid insurance $6,200 which was offset, in part, by non-cash items of $133,900, a decrease in accounts payable and accrued liabilities of $402,900, decreases in inventory of $4,500, security deposits of $10,400 and accounts receivable of $10,700. The Company believes that it can improve its operating cash flows by continuously monitoring its Company-owned stores, successfully implementing new marketing strategies, and increasing its gross margins through the introduction of financial products and services, cost containment, among other things.

For the nine months ended September 30, 2006, cash flows used in investing activities were approximately $1,500, primarily due to miscellaneous equipment purchases and proceeds from the sale of certain assets.

For the nine months ended September 30, 2006, cash flows generated by financing activities were $592,000, raised from the two convertible note transactions completed during the first and second quarters (See Note 4 - Notes Payable, included in the Notes to Consolidated Financial Statements of this Report).

The Company believes it has sufficient financial resources to fund its current operations for the period ending December 31, 2006. As discussed above in Note 6
- Subsequent Events, the Company has secured additional financing; however, the Company will require additional capital to fund its operations, including its expanded business strategy, for the twelve months ending December 31, 2007. There can be no assurance that the Company will be able to secure such additional financing or whether such financing, if obtained, will be available on terms favorable to the Company.

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

As part of these initiatives, the Company is seeking to expand it's predominantly telecommunications based operations into "financial centers". As such, the Company proposes to offer higher margin financial products, such as real estate, travel, insurance, mortgages and other financial products and services to its customers. The Company will continue to seek the additional financing it requires to implement its conversion and expansion strategy. The Company has defined a list of actions that have already been undertaken, or which it hopes to begin implementing in 2006 and into 2007, to achieve its growth plans:

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

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the company, or engages in leasing, hedging, or research and development services within a company.

The Company does not have any off-balance sheet financing or unconsolidated variable interest entities, with the exception of certain guarantees on leases.

Item 3.     CONTROLS AND PROCEDURES

a)    Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it record, process, summarize and report in a timely manner the information the Company must disclose in reports that it files with or submit to the SEC under the Exchange Act. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b)    Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2006, there was no change in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Not applicable.

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 24, 2006, the Investors exercised their option to convert the principal amount of the Convertible Note together with interest of $756, into 2,318,233 shares of Common Stock at a price of $.04 per share of Common Stock. Such shares of Common Stock were issued on August 25, 2006.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.     OTHER INFORMATION

Not applicable.

Item 6.     EXHIBITS

A.       Exhibits

(3.1) Certificate of Incorporation dated June 2, 2000 (incorporated by reference as Exhibit 3.1 to the Company's registration statement on Form 10-SB filed on September 5, 2000).

(3.2) Bylaws dated June 2, 2000 (incorporated by reference as Exhibit 3.2 to the Company's registration statement on Form 10-SB filed on September 5, 2000).

(3.3) Specimen Stock Certificate (incorporated by reference as Exhibit 3.3 to the Company's registration statement on Form 10-SB filed on September 5, 2000).

(10.7)* Form of Contractual Agreement, dated February 14, 2003 between the Company and Envios de Valores La Nacional Corp.

(10.8)* Form of Consulting Agreement, dated April 1, 2006 between the Company and Sebastian Giordano.

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

NUEVO FINANCIAL CENTER, INC.


DATE: November 20, 2006                  /s/ Jose Araque
                                         -------------------------------
                                         Jose Araque
                                         President, CEO and Chairman


DATE: November 20, 2006                  /s/ Jose Araque
                                         -------------------------------
                                         Jose Araque
                                         Chief Accounting Officer