Form 10KSB
period 2006-12-31
Nuevo Financial Center, Inc.
filed 2007-04-05
CIK 1119689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

  ☐ TRANSITION REPORT UNDER SECITON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-31457

NUEVO FINANCIAL CENTER, INC.

 (Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	5045 (Primary Standard Industrial Classification)	23-3048444 (I.R.S. Employer Identification No.)

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

☒ Yes ☐No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year: $ 2,969,910

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

_____Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 25,668,223 as of April 4, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

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

Item 1.  DESCRIPTION OF BUSINESS

General Description and Development of Business

Nuevo Financial Center, Inc. (“Company”, “Registrant” or “Nuevo”), formerly Millennium Capital Venture Holdings, Inc. (“MCVH”), was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign corporation.

On March 24, 2003, the Company acquired all of the issued and outstanding shares of Mada Multimedia Inc., a Quebec corporation ("Mada"), which was formed to design, produce and market multimedia applications in the financial education sector, as well as training courses and simulations in the stock trading sector. However, operations of Mada never commenced.

On February 4, 2005, Mr. Andre St-Arnaud, Mr. Nil Lapointe, Mr. Mario Drolet and Mr. Bruno Desmarais (“Desmarais”) resigned as Directors and Officers of Millennium Capital Venture Holdings Inc. Mr. Francis Mailhot was nominated and appointed as a Director and as President and CEO of MCVH.

On March 11, 2005 (“Closing Date”), the Company completed the acquisition of Telediscount Communications Inc., (“Telediscount”). Telediscount, a New York corporation, was incorporated in June 1998, primarily to provide telecommunication, long distance service, wire transfers service, phone cards, internet, cellular, accessories, bill payment, and other related products and services through retail stores. Pursuant to an Agreement and Plan of Merger (collectively, the “Merger”) all of the outstanding shares of the Telediscount’s common stock were converted into shares of MCVH common stock (“Common Stock”) on the Closing Date.

On April 7, 2005, Mr. Francis Mailhot (“Mailhot”) resigned as President and CEO of MCVH. Mailhot remained as a Director of MCVH until his resignation on November 30, 2005. In addition, on April 7, 2005, Mr. Rainey Sellars, Mr. Tim Gardner and Mr. Jose Araque (“Araque”) were appointed as Directors of MCVH and Araque was simultaneously appointed President and CEO.

On November 18, 2005, MCVH changed its name to Nuevo Financial Center, Inc,

As of December 31, 2006, there were 13 company-owned stores in operation in New Jersey (7) and New York (6).

General Business Plan

The Company is a provider of wire remittance or wire transfers (where a customer gives the Company funds to electronically transfer to another person, usually internationally, through a worldwide network of banks, and telecommunication products and services to the rapidly growing Hispanic population in the United States. As of December 2006, the Company had revenues of approximately $3.0 Million. Such revenues are principally derived from commissions from wire remittances, the sale of cellular phones and accessories, calling cards, long distance calls, bill payment, providing internet access, as well as other miscellaneous products and services.

Notwithstanding the foregoing, the Company is in the process of expanding its business strategy. The Company seeks to leverage its existing customer base and company-owned retail store operations, which are currently located throughout the New York metropolitan area (in northern and central New Jersey, Westchester County, New York, and in Long Island, New York), by expanding its product lines to address the growing need for financial services in the Hispanic community. Thus, the Company is in the process of introducing new products and services into its stores and it intends to open new locations targeting working-class communities across the United States, where there is a high concentration of Hispanics who, the Company believes have a strong demand for financial products and services, as well as for those financial and telecommunication products currently offered by the Company.

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

•
Real estate - The Company intends to become a licensed real estate broker, offering such real estate services as assisting consumers in the purchase, sale or rental of residential and commercial property;

•	Travel - The Company will offer access to booking travel arrangements;

•
Check cashing - Cashing all types of checks, including payroll, government, personal, two-party, money orders, insurance drafts, cashier's checks and more, since many banks now refuse to cash checks for people who do not have bank accounts. For those with bank accounts, banks can hold the deposited funds for several days or even weeks until the check clears their banking system.

•	Tax preparation and related services - The Company will offer tax services, including the preparation of income tax returns and applications for tax identification numbers.

•
Payday loans - Where permitted by law, the Company intends to initially offer, through an affiliate program, access to pay day loans or cash advances. These are short term loans that provide consumers with additional money until their next payday.

•
Storage value cards - Provide a way to make financial transactions. Stored value cards use magnetic stripe technology to store information about funds that have been prepaid to the card. Payroll cards, government benefit cards, prepaid debit cards, gift cards, and telephone cards are examples of stored value cards.

•
Prepaid credit cards - For consumers with no credit or past credit problems, it can be very difficult to get credit cards. Prepaid credit cards, work exactly like a regular credit card. Consumers can open an account and "pre-load" the card with cash up-front, similar to a pre-paid calling card. Then, they can use the prepaid MasterCard or Visa anywhere these cards are accepted; and,

•
Money orders - Money orders are a convenient, safe and economical alternative to personal and bank checks. They are easy to buy and are readily accepted as a form of currency. They provide the security of a bank check, at a lower price. As there is no need for a bank account, consumers don’t need to wait days for it to clear. As well as being cashed on-the-spot, money orders can be deposited directly into a bank account, subject to a clearance period.

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

Competition

The Company will likely face competition from a variety of sources seeking to gain access to the Hispanic market to sell their financial products and services. While the Company is not presently aware of any other company looking to develop a national chain of financial and telecommunication retail centers, there currently is and will likely continue to be, competition from insurance companies, banks, mortgage companies, check cashing businesses, tax preparers, and other businesses. Some of these competitors may have greater financial resources than the Company that will enable them to outperform the Company. In addition, the Company recognizes that the multi-service industry has numerous individual owners operating in local markets offering similar products and services to those offered by the Company.

Employees

As of April 4, 2007, the Company employed approximately 48 individuals, of which approximately 96% were employed on a full-time basis. No employees are covered by any collective bargaining agreement. The Company considers its labor relations with its employees to be in good standing and have not experienced any interruption of its operations due to disagreements.

Item 2.  DESCRIPTION OF PROPERTY

The Company leases all of its retail locations and currently utilizes space in one of these locations as the Company’s corporate headquarters. The Company believes that it has adequate insurance in force on all of its retail locations.

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

In May 2005, a judgment from the United States Department of Labor was entered into against Telediscount for alleged violations of the Fair Labor Standards Act and was assessed a penalty of $100,000, requiring an initial payment of $16,000 at May 1, 2005, with the remaining balance of approximately $84,000 payable over a period of twelve equal monthly installments. As of December 31, 2006, the Company has satisfied this liability, in full, in accordance with the terms of the agreement.

On October 11, 2005, a judgment was entered against Telediscount in the amount of $36,634 for an outstanding debt to a former consultant, who also served as a former Chief Executive Officer of Telediscount and is a current shareholder of the Company. On January 27, 2007, the Company settled this judgment in the amount of $29,000.

There is no other litigation currently pending or being threatened by or against the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the Company's shareholders during the fourth quarter ended December 31, 2006.

 PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for the Company's securities. On December 28, 2005, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") on Form SB-2 to register certain of its issued and outstanding shares. Following such registration statement being deemed effective by the SEC, the Company will file an application with the National Association of Securities Dealers requesting approval of quotation of its securities on the OTC/BB. On January 17, 2007, the Company filed an amendment to Form SB-2 by filing Form SB-2/A.

As of April 4, 2007, there were 106 stockholders of the Company's outstanding common stock.

Since the Company's date of inception on June 2, 2000, the Company has sold securities which were not registered under the Securities Act of 1933, as follows:

Date	Name	Shares	Consideration
June 2, 2000	DotCom Internet Ventures Ltd. (1)	5,000,000	$500.00

Mr. William Tay, the President and sole director of MCVH as of June 2, 2000 was also the sole director and controlling shareholder of DotCom Internet Ventures Ltd (“DCIV”). The above referenced shares, issued to DCIV were for services provided to MCVH by DCIV, in lieu of cash. Such services were valued at $500 and consisted of incorporation and organization of the corporation.

On June 26, 2001, DCIV sold its 5,000,000 shares to Mr. Bruno Desmarais (“Desmarais”), a past officer and director of MCVH. No underwriting discounts, commissions, finder's fees or other expenses were paid in connection with this sale of stock.

In April 2002, MCVH issued 1,000,000 shares of its common stock to eight (8) consultants that provided actual services to Millennium, which were valued at $0.10 per share. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission there under.

Since becoming MCVH's major shareholder in June 2001, Desmarais loaned an aggregate of $7,010 to MCVH, which was carried on the Company’s financial statements as a shareholder's loan. This unsecured loan was made without the execution of any loan agreement or other document and had no repayment terms or terms regarding accrual of interest.

In January 2003, in order to raise capital for MCVH’s then ongoing needs for accounting services, legal representation and auditing, the Company conducted a private placement of its securities. Under such offering, MCVH sold 850,000 shares of common stock and realized total proceeds of $42,500 from such sales. The shares were sold to family members, business associates, close friends of MCVH’s then officers and directors. The shares were issued pursuant to exemptions provided by Section 4(2) of the Securities Act and Regulations D and S promulgated by the Securities and Exchange Commission there under. No commissions or finders fees were paid by Millennium in connection with the sale of these shares.

On March 25, 2006, the Company entered into a Convertible Promissory Note (“Convertible Note”) with certain investors (“Investors”), in the amount of $91,973. Under the terms of the Convertible Note, due April 1, 2007, it was to be repaid through either conversion by the Investors into cash, or into quoted shares of the Company’s common stock, including an interest rate of ten (10%) percent per annum from the closing date to the conversion date. On April 24, 2006, the Investors elected to convert the principal amount of the promissory note into 2,299,325 shares of the Company’s common stock at a price of $.04 per share of the Company’s common stock.

On April 1, 2006, a management consultant to the Company was issued the right to subscribe and purchase warrants to purchase 1,240,729 shares of common stock, at $.80 per share.

On May 2, 2006, the Company entered into a Secured Convertible Note (“Secured Note”) in the amount of $500,000 with Vision Opportunity Capital Partners, LP (“Vision”). The Company simultaneously entered into a Securities Purchase Agreement, Security Agreement, and Unit Purchase Warrant (collectively, the “Agreements”).

These Agreements allow for the purchase of $500,000 of Units, each of which consists of:

•	Secured convertible promissory notes;

•	Class A warrants (“A Warrants”) to purchase 1,000,000 shares of Common Stock at $.50 per share;

•	Class B warrants (“B Warrants”) to purchase 500,000 shares of Common Stock at $1.00 per share; and,

•	Unit Purchase Warrant to purchase a unit consisting of shares of Common Stock and Class A and Class B Warrants (“Warrant Shares”).

The relevant terms of the Secured Note are as follows:

•  Term -

The Secured Note is due on the earliest of: (i) the completion of a financing in which the Company receives no less than $2,500,000 in gross proceeds ("Eligible Financing"), or (ii) one year after the date of exercise by Vision of the Unit Purchase Warrant;

•  Amount -

The Secured Note shall be redeemed or converted on the gross proceeds, including interest, which accrues at a rate of 10% per annum from the closing date to the conversion date.

•  Voluntary conversion -

Common Stock - Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a conversion price equal to the greater of (i) if before the completion of an Eligible Financing, (A) 60% of the daily volume weighted average price (“VWAP”) of the Common Stock for ten trading days ending on the last trading day prior to the conversion date, or (B) $.50 or, (ii) if after November 30, 2006, if an Eligible Financing shall not have been consummated by that date (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20.

The Company received proceeds of $484,600, net of legal fees, documentation costs and filings fees of $15,400. There were no underwriting discounts or commissions in connection with this transaction. Such proceeds are for working capital purposes. In connection with the Secured Note, A Warrants to purchase 1,000,000 shares of Common Stock were issued to the holders at an exercise price per share of $0.50 and B Warrants to purchase 500,000 shares of Common Stock at a price per share of $1.00 (collectively, the “Warrants”). The Warrants are exercisable immediately and expire five years from date of grant through April 2011.

On November 1, 2006, the Company entered into a second Secured Convertible Note (“Second Secured Note”) in the amount of $500,000 with Vision, essentially on the same terms and conditions as the Secured Note. The Company simultaneously entered into a Securities Purchase Agreement, Security Agreement, and Unit Purchase Warrant (collectively, the “Agreements”).

These Agreements allow for the purchase of $500,000 of Units, each of which consists of:

•	Secured convertible promissory notes;

•	Class A warrants (“A Warrants”) to purchase 1,000,000 shares of Common Stock at $.50 per share;

•	Class B warrants (“B Warrants”) to purchase 500,000 shares of Common Stock at $1.00 per share; and,

•	Unit Purchase Warrant to purchase a unit consisting of shares of Common Stock and Class A and Class B Warrants (“Warrant Shares”).

The relevant terms of the Secured Note are as follows:

•  Term -

The Second Secured Note is due on the earliest of: (i) the completion of a financing in which the Company receives no less than $2,500,000 in gross proceeds ("Eligible Financing"), or (ii) one year after the date of exercise by Vision of the Unit Purchase Warrant;

•  Amount -

The Second Secured Note shall be redeemed or converted on the gross proceeds, including interest, which accrues at a rate of 10% per annum from the closing date to the conversion date.

•  Voluntary conversion -

Common Stock - Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a price (the “Conversion Price”) equal to the greater of (i) if before the completion of an Eligible Financing, (A) 60% of the daily volume weighted average price (“VWAP”) of the Common Stock for ten trading days ending on the last trading day prior to the conversion date, or (B) $.50 or, (ii) if after November 30, 2006, if an Eligible Financing shall not have been consummated by that date (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20.

The Company received proceeds of $500,000. There were no underwriting discounts or commissions in connection with this transaction. Such proceeds are to be used for working capital purposes. In connection with the Second Secured Note, A Warrants to purchase 1,000,000 shares of Common Stock were issued to the holders at an exercise price per share of $0.50 and B Warrants to purchase 500,000 shares of Common Stock at a price per share of $1.00 (collectively, the “Warrants”). The Warrants are exercisable immediately and expire five years from date of grant through April 2011.

On November 10, 2006, the Company revised the terms of the $425,000 Bridge Loan previously entered into on February 11, 2005, with Finkelstein Capital, Inc. Pursuant to the revised terms, the Company agreed that on any repayment of principal, the holder(s) of the Bridge Loan shall have the right to convert the principal and interest due on the Bridge Loan to shares of the Company’s common stock at the greater of: (A) 60% of the VWAP (as defined above) for the ten trading Days ending on the last trading Day prior to the conversion Date, or (B) $0.50.

On December 20, 2006, the Company entered into a Confidential Settlement Agreement, Security Agreement and General Release with Envios de Valores La Nacional Corp. (“LAN Agreement”) whereby the Company has agreed to repurchase the shares of the Company’s Common Stock owned by LAN. In addition to the payment of a settlement amount (“Settlement Amount”) in settlement of LAN’s claim of breach, the Company issued to LAN, a common stock warrant providing LAN the right to purchase 1,507,589 shares of the Company’s Common Stock (“LAN Warrant”). The LAN Warrant may be exercised by LAN at any time between (a) the earlier to occur of either (i) thirty (30) days after the Company’s registration statement is approved by the Securities and Exchange Commission and National Association of Securities Dealers, Inc. (which approval would permit the Company’s securities to be traded on a public market and/or exchange) or (ii) June 1, 2007 and (b) on or prior to March 31, 2009 or an earlier date upon the occurrence of the payment of the Settlement Amount in full (“Exercise Period”). LAN shall have a one time right to exercise the Warrant in whole and not in part, during the Exercise Period, provided the Settlement Amount is not paid in its entirety prior to the commencement of the Exercise Period. The exercise price for the Warrant Shares shall be payable in a lump sum of $303,553 (the “Exercise Price”).

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

Results of Operations for the Year Ended December 31, 2006 as compared to December 31, 2005

Since its inception on June 2, 2000, through the date of the Merger, the Company had no operations and was considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. Notwithstanding, for the purpose of this management’s discussion and analysis of financial condition and results of operations, the Company is comparing the years ended December 31, 2006 and 2005 of the acquired entity.

Net sales of company-owned stores for the year ended December 31, 2006 increased $13,522, or 0.5% to $2,969,910, as compared to $2,956,388 for the same period in 2005 and financial services introduced in 2006 an. Such increase was primarily due to an increase in revenues for commissions from cell phone activations, bill payment and new financial services introduced in 2006, offset, in part, by a lower number of stores in operation during 2006 as compared to the same period in 2005. On a same store basis (those stores that were operated during the entirety of both of the years ended December 31, 2006 and 2005), comparative net sales increased by $70,229, or 3.2%, for the year ended December 31, 2006, as compared to the same period in 2005.

The Company had a net loss of $1,393,019 for the year ended December 31, 2006, an increase of $439,280 or 46.1% as compared to a loss of $953,739 for the same period in 2005. Such increase in the net loss was primarily due to increases in (i) general and administrative expenses of $711,322, primarily due to an increases in salaries and related payroll taxes of $478,952 from the hiring of retail store managers and other staff, consulting fees of $186,264 from the hiring of a management consultant, telephone expense of $71,625 charged to administrative office, interest expense of $63,752 related to the Bridge Loans, bad debt expense of $34,078 related to charge backs on Sprint receivables, computer supplies expense of $26,678, professional fees related to public reporting requirements of $19,428, maintenance and repairs of $15,048, advertising and promotion of $13,184, and various other expenses of $29,925, which were partially offset by decreases in depreciation expense of $83,123 as many assets have been fully depreciated, rent expense of $62,045 due to the closing of four retail stores, cleaning and maintenance of $40,075 as the Company reduced its use of outside cleaning services, lower utilities of $23,932 due to the closing of four retail stores, auto expenses of $10,325 as the Company instituted a more cost effective policy for the reimbursement of such expenses, and a decrease in various other expenses of $8,112; and (ii) and a tax assessment and related penalties of $145,584, offset, in part, by a $398,598 increase in gross profit margin in 2006 due to additional services offered by the Company which were not offered in the prior year and other adjustments in the amount of $19,028, as compared to the same period in 2005.

Liquidity and Capital Resources

As of December 31, 2006 and 2005, the Company had negative working capital of $1,890,154 and $578,668 and cash on hand of $404,503 and $90,873, respectively.

During 2006, the Company’s operating activities used approximately $750,000 of cash. This was primarily due to the net loss of $1,393,000 and an increase in prepaid insurance of $5,000, offset, in part, by non-cash items of $139,000, decreases in accounts receivable, security deposits, and inventory of $11,000, 10,000 and $4,000, respectively, and increases in accounts payable and accrued liabilities of $484,000. The Company believes it can improve its operating cash flows by continuously monitoring its Company-owned stores by implementing new marketing strategies, increasing its gross margins, through the introduction of financial products and services, cost containment, among other things.

For the year ended December 31, 2006, cash flows provided by investing activities were approximately $6,800, primarily due to the sale of equipment of $5,000 and an adjustment to fixed asset purchases of 5,300, offset, in part, by equipment purchases of $3,500.

For the year ended December 31, 2006, cash flows provided by financing activities were $1,057,000 due primarily from convertible note financing secured during the year in the amount of $1,091,937. In addition to the Bridge Loan, the Company raised additional capital during the first, second and fourth quarters of 2006. The Company believes that it will require a minimum of $500,000 of additional financing to fund its current operations for the twelve months ending December 31, 2007, and therefore, the Company is currently seeking such additional capital. However, there can be no assurance that the Company will be able to secure such additional financing or whether such financing, if obtained, will be available on terms favorable to the Company.

Plan of Operation

The Company will continue to review and improve its existing operations by monitoring store performance, introducing new products and services, implementing aggressive marketing programs, and instituting employee sales training programs, and cost containment, amongst other things.

As part of these initiatives, the Company is seeking to expand it’s predominantly telecommunications based operations into “financial centers”. As such, the Company proposes to offer higher margin financial products, such as real estate, travel, insurance, mortgages and other financial products and services to its customers.

The Company will continue to seek the additional financing it requires to implement its conversion and expansion strategy. The Company has defined a list of actions, some of which the Company has already been undertaken or which it hopes to fully implement in 2007 to achieve its growth plans:

•	Secure key strategic partnerships with financial institutions and Latin America retailers

•	Complete strategic acquisitions for select financial services with license requirements

•	Receive permits and licenses to provide financial services not secured through acquisition

•	Institute a centralized technology platform and database to process financial transactions

•	Implement aggressive market campaigns to the Hispanic community

•	Develop a turnkey franchise program

•	Create e-commerce website, and

•	Recruit a world class management team.

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

MANAGEMENT’S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

High-quality financial statements require rigorous application of high-quality accounting policies. Management believes that its policies related to revenue recognition, legal contingencies and allowances on accounts receivable are critical to an understanding of the Company’s consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain.

Management’s estimate of the allowances on receivables is based on historical sales, historical loss levels, and an analysis of the collectibility of individual accounts.  To the extent that actual bad debts differed from management's estimates by 10 percent, consolidated net income would be an estimated $543 lower, based upon 2006 results, depending upon whether the actual write-offs are greater than estimated.

Management’s estimate of the valuation allowance on deferred tax assets is based on whether it is more likely than not that the Company’s net operating loss carry-forwards will be utilized.  The Company has not recorded a benefit from operating loss carry forwards. Factors that could impact estimated utilization of the Company's net operating loss carry-forwards are the success of its stores, the Company's operating efficiencies and the effects of Section 382 of the Internal Revenue Code of 1986, as amended, based on certain changes in ownership that have occurred, or could occur in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board (“APB”) No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” to require retrospective application to prior periods’ financial statements of changes in accounting principle, unless the change is impracticable to determine the period-specific effects or the cumulative effect of the change. As the Company did not have an accounting change or error correction, the adoption of this Statement did not have, nor is it expected to have, a material impact on the Company’s financial position or results of operations.

Item 7.  FINANCIAL STATEMENTS

TABLE OF CONTENTS
PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15

FINANCIAL STATEMENTS

Balance Sheet as of December 31, 2006	16

Statements of Operations for the Years Ended
December 31, 2006 and 2005	17

Statements of Changes in Shareholders' Equity (Deficit) for the
Years Ended December 31, 2006 and 2005	18

Statements of Cash Flows for the Years Ended
December 31, 2006 and 2005	19

Notes to Financial Statements	19-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the board of directors and shareholders of
Nuevo Financial Center, Inc.

We have audited the accompanying balance sheet of Nuevo Financial Center, Inc. as of December 31, 2006 and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years ended 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nuevo Financial Center, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nuevo Financial Center, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Nuevo Financial Center, Inc. has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jewett, Schwartz Wolfe & Associates

Hollywood, Florida
March 23, 2007

NUEVO FINANCIAL CENTER, INC.
BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets
Cash	$404,503
Commissions receivable, net	30,228
Inventory	2,981
Prepaid insurance	5,408
Prepaid income taxes	250
Total current assets	443,370
Property and equipment, net	416,856
Other assets
Security deposits	41,674
Total assets	$901,900
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$782,427
Notes payable	1,551,097
Total current liabilities	2,333,524
Long-term liabilities
Long-term notes payable	188,903
Total liabilities	2,522,427
Commitments and contingencies
Shareholders’ deficit
Common stock, 100,000,000 shares $.001 par stock authorized,
25,668,223 shares issued and outstanding	25,668
Additional paid-in capital	3,386,320
Treasury stock subscription receivable	(350,000)
Accumulated deficit	(4,682,515)
Total shareholders’ deficit	(1,620,527)
Total liabilities and shareholders’ deficit	$901,900

The accompanying notes are an integral part of these financial statements.

NUEVO FINANCIAL CENTER, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenue	$2,969,910	$2,956,388
Cost of Sales	1,771,365	2,156.441
Gross profit	1,198,545	799,947
Total general and administrative expenses	2,227,594	1,516,272
Loss from operations	(1,029,049)	(716,325)
Other income and (expense)
Interest income	3,184	-
Miscellaneous income	6,059	-
Penalties	(268,926)	(123,342)
Loss on abandonment of assets	(104,287)	(114,072)
Loss before taxes	(1,393,019)	(953,739)
Provision for federal income taxes	-	-
Net loss	$(1,393,019)	$(953,739)
Weighted average number of common shares:
Basic	24,349,633	46,903,617
Diluted	33,518,218	46,903,617
Net loss per common share:
Basic	$(0.06)	$(0.02)
Diluted	$(0.04)	$(0.02)

The accompanying notes are an integral part of these financial statements.

NUEVO FINANCIAL CENTER, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Additional Paid In Capital
Post share exchange	500,000,000 shares authorized
Pre share exchange	100,000,000 shares authorized
	Shares	$.001 par value	Additional Paid in Capital	Accumulated Deficit		Treasury Stock Subscription Receivable	Total
Balance at 12/31/04	116,514,468		3,318,625		$(2,335,707)		$982,918
Share exchange	(116,514,468)		$(3,318,625)	$			$(3,318,625)
Amended
Capitalization	23,700,000	23,700	3,294,925				3,318,625
Net loss	-		-		(953,789)		(953,789)
Balance at 12/31/05	23,700.000	23,700	$3,294,925		$(3,289,496)		$29,129
Share cancellation	(350,000)	(350)	$350
Stock option expense			1,391				1,391
Conversion of note to
equity			91,973				91,973
Treasury stock subscription
Receivable
						(350,000)	(350,000)
Issuance of stock for
conversion of debt to
equity	2,318,223	2,318	(2,318)
Net loss	-	-	-		(1,393,019)	-	(1,393,019)
Balance at 12/31/06	25,668,223	25,668	$3,386,321		$(4,682,515)	$350,000	$(1,620,527)

The accompanying notes are an integral part of these financial statements.

NUEVO FINANCIAL CENTER, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash flows from operating activities
Net loss	$(1,393,019)	$(953,739)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	27,798	116,240
Compensation expense for share-based payments	1,391	-
Allowance for doubtful accounts	5,427	-
Loss on abandonment of assets	104,287	114,072
Changes in operating assets and liabilities:
Accounts receivable	11,345	(47,000)
Inventory	4,118	236,504
Prepaid insurance	(5,408)	-
Security deposits	10,376	52,146
Accounts payable and accrued liabilities	483,537	212,469
Net cash used in operating activities	(750,148)	(269,308)
Cash flows from investing activities
Acquisition of equipment	(3,500)	(74,096)
Adjustment to prior equipment purchases	5,305	-
Sale of equipment	5,000	-
Net cash provided by (used in) investing activities	6,805	(74,096)
Cash flows from financing activities
Notes payable	1,000,000	425,000
Issuance of note for repurchase of stock	315,000	-
Issuance of stock for repayment of note	91,973	-
Treasury stock subscription receivable	(350,000)	-
Net cash provided by financing activities	1,056,973	425,000
Net increase in cash	313,630	81,596
Cash
Beginning of year	90,873	9,277
End of year	$404,503	$90,873
Supplemental disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-
Noncash investing and financing activities:
Conversion of notes to common stock	$91,973	$-
Issuance of note for repurchase of stock	$315,000	$-
Change in treasury stock:
Subscription receivable	$(350,000)	$-

The accompanying notes are an integral part of these financial statements.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Nuevo Financial Center, Inc. (“Company”), formerly Millennium Capital Venture Holdings, Inc. (“MCVH”), was incorporated in the State of Delaware on June 2, 2000 to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock, or other business combination with a domestic or foreign corporation.

On March 11, 2005, the Company completed the acquisition of Telediscount Communications Inc., (“Telediscount”). Telediscount, a New York corporation, was incorporated in June of 1998, primarily to provide telecommunication, long distance service, wire transfers service, phone cards, internet, cellular, accessories, bill payment, and other related products and services. Pursuant to an Agreement and Plan of Merger, all of the outstanding shares of Telediscount’s common stock were converted at the Closing Date into shares of MCVH common stock (“Common Stock”). On November 18, 2005, MCVH changed its name to Nuevo Financial Center, Inc.

This summary of significant accounting policies of the Company are presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles, except where indicated, and have been consistently applied in the preparation of the financial statements.

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s independent accountants include a “going concern” paragraph in their audit report accompanying these financial statements that cautions users of the statements that the Company needs to seek new sources or methods of financing or revenue to pursue its business strategy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is currently seeking additional capital funding, has updated its business model, services and strategy and has closed less profitable locations in response to such concerns. The Company anticipates that the above changes will help to generate sufficient working capital to cover certain operating expenditures. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital investment or revenue to continue their on-going efforts and continue operations. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.

Revenue Recognition

The Company generates revenue principally from money remittance and the sale of telecommunication products and internet-based services. The Company presents revenue in accordance with Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition in Financial Statements”, under which revenue is realized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Accordingly, the Company recognizes revenue when services are rendered or when the product is delivered.

Since revenue was generated primarily through money remittance and bill payment services in 2006, the Company adopted Emerging Issues Task Force (EITF) Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent". In accordance with EITF 99-19, the Company reports income based upon the Company’s status as a primary obligor, the extent of their pricing latitude and related risks associated with the transaction. In connection thereto, the Company reports revenue as follows:

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Bill Payment and Wire Remittance Fees or Commissions - The Company collects a processing fee or commission, in addition to funds collected from customers toward the payment of third party bills or amounts to be wire transferred to a third party. Since the Company is an authorized agent of the bill payment and wire remittance providers, such amounts destined for third parties are not reflected in the Company’s gross income, as the Company’s suppliers assume the majority of the business risks when providing the service. Only the gross fees or commissions collected on these transactions are recorded as income by the Company, as the Company assumes the risk of transferring the fees and has the ability to determine its share of the fee or commission structure. A portion of the gross fees collected by the Company are for the benefit of the bill payment and wire remittance providers; therefore, the fees or commissions remitted directly to the processors are included as cost of goods sold. Revenue, from the processing fees or commissions, is recognized upon the delivery of service to and payment from the customer.

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

Restricted cash

Relates to funds collected on behalf of the Company’s customers for third party bill payments, of which the Company is an authorized agent. Such funds are held by the Company until such time that these funds are collected by the third parties. As of December 31, 2006, cash and cash equivalents includes approximately $110,000 of restricted funds.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Inventories

The Company maintains consigned inventory consisting of cellular phones and calling cards at their locations. As such, consigned inventory on hand at December 31, 2006 is excluded from the financial statements.

As of December 31, 2006, the Company does maintain inventory in the amount of $2,981, consisting of cell phone accessories and miscellaneous merchandise for sale, which is valued at the lower of cost or market using the first-in, first-out (“FIFO”) method.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123,  Accounting for Stock-Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model.  The Company’s determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by the Company’s stock price as well as assumptions regarding the number of subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior.  The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.  The calculated compensation cost, net of estimated forfeitures, is recognized over the vesting period of the option.

Stock options are issued to members of management as a form of compensation. There is no formal plan or award for these options. Rather, stock options are issued at the discretion of the Board of Directors (“Board”).

Registration Rights Agreement

EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. In May and November 2006, the Company entered into secured convertible note agreements, registration rights agreements and warrants (see Note 4 - Notes Payable). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for uncapped liquidated damages, the Company determined that the registration rights is a derivative liability. However, due to various factors including substantial conversion of these convertible notes and the Company’s expectation that the registration statement will be approved within the specified time period, the value of the registration rights was deemed to be de minimis and therefore no liability was recorded.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In accounting for the convertible notes and the warrants, the Company considered the guidance contained in EITF 00-19 and SFAS 133 “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the guidance provided in EITF 00-19, the Company determined that the conversion feature of the convertible notes represents an embedded derivative since the note is convertible into a variable number of shares upon conversion and a liquidated damage clause contained in the registration rights agreement requires the Company to pay liquidated damages of 1.5% per month of the outstanding principal amount of the notes, in cash or shares of Common Stock to the note holders in the event that a registration statement covering the shares underlying the convertible notes and warrants is not declared effective. Accordingly, the convertible notes are not considered to be “conventional” convertible debt under EITF 00-19 and thus the embedded conversion feature must be bifurcated from the debt host and accounted for as a derivative liability. The value of this liability is deemed to be de minimis, and therefore, no liability was recorded.

Closed Stores

The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing, and where the lease is expiring or the Company occupies the location on a month-to- month basis, and the Company has elected not to renew the lease or, in the case of a month-to-month, not to enter into a long-term lease.

During 2006, the Company closed four locations and has written off a total of $104,288, which represents the remaining net book value of the fixed assets located at each location. There were no current expenses or future liabilities incurred in connection with the closing of any of these locations.

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

Advertising

Advertising costs are charged to expense during the period in which they were incurred. Advertising expenses for the years ended December 31, 2006 and 2005 approximated $24,173 and $10,989, respectively.

Recent accounting pronouncements

Accounting changes and error corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (“SFAS 154”), which replaces Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and it establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006. The Company will adopt SFAS 154 in the first quarter of fiscal year 2007 and does not expect it to have a material impact on its consolidated results of operations and financial condition.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Fair value measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 addresses the requests from investors for expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal year 2009. The Company is unable at this time to determine the effect that its adoption of SFAS 157 will have on its consolidated results of operations and financial condition.

Accounting for uncertainty in income taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company is required to adopt it in the first quarter of fiscal year 2008. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not currently in a position to determine such effects, if any.

Taxes collected from customer and remitted to governmental authorities

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06−3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF 06−3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06−3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. The Company currently presents such taxes net. EITF 06−3 is required to be adopted during the first quarter of fiscal year 2008. These taxes are currently not material to the Company’s consolidated financial statements.

Accounting for rental costs incurred during a construction period

In September 2006, the FASB issued FASB Staff Position No. FAS 13-1 (As Amended), “Accounting for Rental Costs Incurred during a Construction Period” (“FAS 13-1”). This position requires a company to recognize as rental expense the rental costs associated with a ground or building operating lease during a construction period, except for costs associated with projects accounted for under SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FAS 13-1 is effective for reporting periods beginning after December 15, 2005 and was adopted by the Company in the first quarter of fiscal year 2007. The Company’s adoption of FAS 13-1 will not materially affect its consolidated results of operations and financial position.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company's balance sheet and statement of operations and the related financial statement disclosures. Early application of the guidance in SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of fiscal year 2007. The Company does not expect the adoption of SAB 108 to have a material impact on its consolidated results of operations and financial condition.

FSP FAS 123(R)-5

FSP FAS 123(R)-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the anti-dilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. The Company does not expect the adoption of FSP FAS 123(R)-5 to have a material impact on its consolidated results of operations and financial condition.

NOTE 2 - COMMISSIONS RECEIVABLE

Commissions receivable, in the amount of $35,655, consists primarily of amounts due from Sprint on the sale of cellular phones. The Company regularly monitors collectibility and makes allowances for doubtful accounts when collection is not reasonably assured. As of December 31, 2006, the Company recorded an allowance for doubtful accounts in the amount of $5,427.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment, net as December 31, 2006 consists of the following:

2006
Equipment	$345,702
Furniture and fixtures	139,194
Leasehold Improvements	504,110
Total property and equipment	989,006
Less: accumulated depreciation and amortization	(572,150)
Net property and equipment	$416,856

Depreciation expense for the years ended December 31, 2006 and 2005 was $27,798 and $116,240, respectively.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4 - NOTES PAYABLE

On February 11, 2005, the Company entered into a bridge loan agreement (“Bridge Loan”) with Finkelstein Capital, Inc. (FCI) in the amount of $425,000. Under the terms of the Bridge Loan, it was to be repaid with interest at the rate of five (5%) percent per annum, at the earlier of July 1, 2005, or in the event the Company completed a subsequent financing in the amount of $5,000,000 (“Subsequent Financing”). On November 10, 2006, the Company revised the terms of the Bridge Loan previously entered into on February 11, 2005, with FCI. Pursuant to the revised terms, the Company agreed that (i) the interest rate on the Bridge Loan has been increased to ten (10%) percent per annum beginning on April 1, 2006; (ii) the principal and interest are due on December 31, 2007; (iii) the Company would make accelerated principal payments in the amount of 10% of any net proceeds of any financing less than $5,000,000 and would repay the Bridge Loan in full for any financing of at least $5,000,000; (iv) on any repayment of principal, the holder(s) of the Bridge Loan shall have the right to convert the principal and interest due on the Bridge Loan to shares of the Company’s common stock at the greater of: (A) 60% of the VWAP (as defined above) for the ten trading Days ending on the last trading Day prior to the conversion Date, or (B) $0.50; and (v) if the Bridge Loan is not repaid, in full by the due date, then the parties agree to renegotiate the terms of the Bridge Loan no later than sixty (60) days after the due date. Accrued interest expense in connection with the Bridge Loan for the year ended December 31, 2006 was $37,260.

On May 2, 2006, the Company entered into a Secured Convertible Note (“Secured Note”) in the amount of $500,000 with Vision Opportunity Capital Partners, LP (“Vision”). The Company simultaneously entered into a Securities Purchase Agreement, Security Agreement, and Unit Purchase Warrant (collectively, the “Agreements”).

These Agreements allow for the purchase of $500,000 of Units, each of which consists of:

•	Secured convertible promissory notes;

•	Class A warrants (“A Warrants”) to purchase 1,000,000 shares of Common Stock at $.50 per share;

•	Class B warrants (“B Warrants”) to purchase 500,000 shares of Common Stock at $1.00 per share; and,

•	Unit Purchase Warrant to purchase a unit consisting of shares of Common Stock and Class A and Class B Warrants (“Warrant Shares”).

The relevant terms of the Secured Note are as follows:

•  Term -

The Secured Note is due on the earliest of: (i) the completion of a financing in which the Company receives no less than $2,500,000 in gross proceeds ("Eligible Financing"), or (ii) one year after the date of exercise by Vision of the Unit Purchase Warrant;

•  Amount -

The Secured Note shall be redeemed or converted on the gross proceeds, including interest, which accrues at a rate of 10% per annum from the closing date to the conversion date.

•  Voluntary conversion -

Common Stock - Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a conversion price equal to the greater of (i) if before the completion of an Eligible Financing, (A) 60% of the daily volume weighted average price (“VWAP” of the Common Stock for ten trading days ending on the last trading day prior to the conversion date, or (B) $.50 or, (ii) if after November 30, 2006, if an Eligible Financing shall not have been consummated by that date (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The Company received proceeds of $484,600, net of legal fees, documentation costs and filings fees of $15,400. In connection with the Secured Note, A Warrants to purchase 1,000,000 shares of Common Stock were issued to the holders at an exercise price per share of $0.50 and B Warrants to purchase 500,000 shares of Common Stock at a price per share of $1.00 (collectively, the “Warrants”). The Warrants are exercisable immediately and expire five years from date of grant through April 2011. The fair market value of both classes of Warrants granted is estimated on the date of grant using the Black - Scholes option pricing model, in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 4.90%, volatility ranging from 50% to 100% and expected term of 5 years. Due to the strike price being greater than the current stock price at the date of issuance, the fair value Warrants were considered to be de minimis and, therefore, no adjustment has been recorded to reflect their value. Additionally, in connection with the Secured Note, the Company did not record any beneficial conversion since the conversion price was greater than the fair market value. Accrued interest expense in connection with the Secured Note for the year ended December 31, 2006 was $33,425. As part of the renegotiation of the terms of the Bridge Loan, the Company paid a commission of $22,500 subsequent to the closing of the Secured Note, representing a finder’s fee to one of the principals of FCI, for the introducing Vision to the Company.

On November 1, 2006, the Company entered into a second Secured Convertible Note (“Second Secured Note”) in the amount of $500,000 with Vision, essentially on the same terms and conditions as the Secured Note. The Company simultaneously entered into a Securities Purchase Agreement, Security Agreement, and Unit Purchase Warrant (collectively, the “Agreements”).

These Agreements allow for the purchase of $500,000 of Units, each of which consists of:

•	Secured convertible promissory notes;

•	Class A warrants (“A Warrants”) to purchase 1,000,000 shares of Common Stock at $.50 per share;

•	Class B warrants (“B Warrants”) to purchase 500,000 shares of Common Stock at $1.00 per share; and,

•	Unit Purchase Warrant to purchase a unit consisting of shares of Common Stock and Class A and Class B Warrants (“Warrant Shares”).

The relevant terms of the Secured Note are as follows:

•  Term -

The Second Secured Note is due on the earliest of: (i) the completion of a financing in which the Company receives no less than $2,500,000 in gross proceeds ("Eligible Financing"), or (ii) one year after the date of exercise by Vision of the Unit Purchase Warrant;

•  Amount -

The Second Secured Note shall be redeemed or converted on the gross proceeds, including interest, which accrues at a rate of 10% per annum from the closing date to the conversion date.

•  Voluntary conversion -

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Common Stock - Under the terms of the Agreements, Vision has the right to convert, at its sole option, a portion or all amounts of principal and interest due and outstanding under this Note into shares of Common Stock at a price (the “Conversion Price”) equal to the greater of (i) if before the completion of an Eligible Financing, (A) 60% of the daily volume weighted average price (“VWAP”) of the Common Stock for ten trading days ending on the last trading day prior to the conversion date, or (B) $.50 or, (ii) if after November 30, 2006, if an Eligible

Financing shall not have been consummated by that date (X) 60% of the VWAP for the ten trading days ending on the last trading day prior to the conversion date, or (Y) $.20.

The Company received proceeds of $500,000. In connection with the Second Secured Note, A Warrants to purchase 1,000,000 shares of Common Stock were issued to the holders at an exercise price per share of $0.50 and B Warrants to purchase 500,000 shares of Common Stock at a price per share of $1.00 (collectively, the “Warrants”). The Warrants are exercisable immediately and expire five years from date of grant through April 2011. Accrued interest expense in connection with the Second Secured Note for the year ended December 31, 2006 was $7,123.

On December 20, 2006, the Company entered into a Confidential Settlement Agreement, Security Agreement and General Release with Envios de Valores La Nacional Corp. (“LAN Agreement”) whereby the Company has agreed to repurchase the shares of the Company’s Common Stock owned by LAN. In connection with the LAN Agreement, the Company has agreed to repurchase the shares of the Company’s Common Stock owned by LAN in the amount of LAN’s original investment, or $350,000, plus interest at 10% per annum, payable as follows: (i) $35,000 upon execution of the LAN Agreement and (ii) monthly payments of $12,660 commencing on January 2, 2007 through April 1, 2009. Notwithstanding the foregoing, the LAN Agreement provides that, in the event the Company raises financing, accelerated principal payments would be made to reduce the then outstanding balance of the note (see Note 5 - Related Party).

NOTE 5 - RELATED PARTY

During 2006 and 2005, the Company paid an officer of the Company consulting fees, along with reimbursement of expenses incurred during the course of business. Amounts paid out for consulting and professional fees for December 31, 2006 and 2005 were $34,250 and $69,037, respectively. Such consulting payments ceased in June 2006.

On January 31, 2005 the Company entered into a consulting agreement (“Consulting Agreement”) with Consultant Investments, LLP, which is owned by Edward Cabrera, a shareholder of the Company, whereby the Consultant (“Consultant”) was engaged to act as a consultant in connection with taking the Company “public” through a reverse merger, or any other means, and giving access to at least $5 million in capital. The Company engaged the Consultant as its exclusive agent in the placement of securities of the Company in one or more related transactions one or more investors in the form of equity, debt, or convertible instruments, equity line, or any other securities, and instruments. Under the Consulting Agreement, upon the consummation of taking the Company “public” and funding the Company for a total of $5 million in capital, the Company will pay the Consultant a placement fee (“Placement Fee”) equal to 10% of the total shares of Common Stock outstanding of the Company, on a fully diluted basis. The Consulting Agreement may be terminated by either party, at any time, with or without cause, upon written notice to the other party; provided, however, that if the Company, directly or indirectly, consummates an issuance of its securities within twelve months following such termination with a party identified by the consultant, then the Consultant will be entitled to the full amount of the Placement Fee contemplated under the Consulting Agreement. Other than the Placement Fee based upon the consummation of taking the Company “public” and funding the Company for a total of $5 million in capital, the Consultant is not entitled to, nor has the Consultant been paid, any other compensation.

LAN, a shareholder of the Company, is engaged in the business of money transfer, whereby it receives money and/or negotiable instruments and remits the same pursuant to specific customer’s instructions. On February 14, 2003, Telediscount entered into a contractual agreement (“Contractual Agreement”) with LAN whereby:

•	Telediscount desired to purchase its money transfer services on an exclusive basis from LAN;

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

•	LAN desired to invest in Telediscount and obtain a position on its Board;

•	LAN desired to be presented with a proposal for telecommunication services by Telediscount and its affiliates; and

•	The parties desired that they each would not open a store within a certain radius of the other’s existing stores.

On May 1, 2003, LAN invested $350,000 in exchange for 1,743,213 shares of common stock, representing 5% of the fully diluted shares of Telediscount, all of which were converted to 311,605 shares of Common Stock of the Company upon the Merger. Additionally, Telediscount and LAN entered into individual agency agreements for wire transfer services covering each of the Company’s stores. LAN made certain claims of breach of the Contractual Agreement and in order to avoid the expense and burden associated with litigation and to avoid the risks inherent in litigation, the parties desire to compromise and have agreed, without admission by the Company of any claims of breach under the Contractual Agreement, to adjust, settle and compromise such claims and any claims that either party may have against each other in accordance with the terms hereof; in an order to resolve such disputes, on December 20, 2006, the Company and LAN entered into the LAN Agreement which will result in the repurchase of LAN’s shares of Common Stock by the Company.

LAN, as the owner of 311,605 shares of the Company’s Common Stock, shall have the right, during the term of the LAN Agreement, to sell any part and/or all of its shares of the Company’s Common Stock to third parties; provided however, the Company shall have a twenty (20) day right of first refusal to purchase LAN’s shares of the Common Stock on the same terms and conditions as set forth in the third party offer.

Notwithstanding the above, the percentage of the LAN shares of the Company’s Common Stock which LAN is permitted to sell will be proportionately reduced each time LAN receives payment against the outstanding Settlement Amount.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes from continued operations for the years ended December  31, 2006 consists of the following:
	2006	2005
Current:
Federal	$-	-
Deferred:
Federal	(1,840,000)	(953,739)
Benefits from increase in valuation allowance	1,840,000	953,739
Benefit from income taxes	$-	-

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. A blended rate of 40% is used for determining the tax effect for both federal and state taxes. The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

2006
Net operating loss-carry forwards expiring between 2018 - 2025	$4,600,000
Depreciation and amortization	-
Other	-
Deferred income tax asset	$4,600,000

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The net deferred tax assets and liabilities are comprised of the following:

2006
Deferred tax assets
Current	-
Non-current	$1,840,000
Less valuation allowance	(1,840,000)
Net deferred income tax asset	$-

In accordance with IRC Section 382, the Company may be limited in its ability to recognize the benefit of future net operating loss carry-forwards. Consequently, the Company did not include a benefit from operating loss carry forwards.

NOTE 7 - COMMITMENTS

Leases

The Company has entered into multiple non-cancelable lease agreements which cover various equipment and rental space. These leases are accounted for as operating leases. These leases expire between 2009 and 2011.

Future minimum payments under these non-cancelable leases are as follows as of December 31, 2006:

Year	Amount
2007	$236,002
2008	250,071
2009	282,561
2010	224,765
2011	56,850
$1,050,249
Rent expense for December 31, 2006 and 2005 was $439,702 and $501,747, respectively.

Guarantee

In December 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements (“FIN 45”).” FIN 45 requires the disclosure of any guarantees in place at December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date.

As part of the daily services provided to customers, the Company acts as an agent and will collect and remit funds internationally through an agreement with third-party transmitters. These funds are held in safes at the Company’s various locations, until picked up by these third-parties, which can vary from several times a day to a few times per week. The Company has guaranteed, under agreements entered into between 1999 and 2003, the payment of all sums due and owing to these third-parties. In the event of default, the Company is liable for any amounts due, along with any attorney fees and costs associated with enforcement of terms.

As of December 31, 2006 and 2005, the Company held a total of $110,000 and $40,352, respectively throughout its various locations. The Company has included these amounts as accrued liabilities at the end of the year.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

Lawsuit

In May 2005, a judgment from the United States Department of Labor was entered into against Telediscount for alleged violations of the Fair Labor Standards Act. The Company was assessed a penalty of $100,000, requiring an initial payment of $16,000 at May 1, 2005, with the remaining balance of approximately $84,000 over a period of twelve equal monthly installments. The Company has satisfied this liability in accordance with the terms of the agreement.

On October 11, 2005, a judgment was entered against Telediscount in the amount of $36,634 for an outstanding debt to a former consultant, who also served as a former Chief Executive Officer of Telediscount and is a current shareholder of the Company (see Note 9 - Subsequent Events).

NOTE 8 - SHAREHOLDERS’ EQUITY

Share exchange

In March 2005, 116,514,468 outstanding shares of Telediscount common stock were exchanged for 23,700,000 shares of Common Stock, in accordance with an Agreement and Plan of Merger.

Conversion of debt to equity

On April 24, 2006, certain investors converted the principal amount of their convertible note, together with interest of $756, into 2,318,233 shares of Common Stock at a price of $.04 per share of Common Stock. Such shares were issued on August 25, 2006.

Common stock issuance

In May 2004, Telediscount issued 40,780,065 additional shares of its no par common stock at a per share price of $.0022 each. This represents a total investment of $90,000, which is included as paid in capital.

Treasury stock subscription receivable

In connection with the repayment of the note with LAN, the Company has recorded a treasury stock subscription receivable in the amount of $350,000.

Common stock cancellation

On July 9, 2006, a shareholder cancelled 350,000 shares of Common Stock.

Stock options

Stock options are issued to members of management as a form of compensation. There is no formal plan or award for these options; rather, they are issued at the discretion of the Board of Directors (“Board”) discretion. The options are exercisable at the end of three years and can be subject to Board approval and recession and expire four years after their exercise date.

At the end of December 31, 2004, there were 1,000,000 outstanding stock options granted to management for purchase at $0.01 per share. The options that remain in effect at December 31, 2005 have a grant date of September 2, 2000, exercise date of September 2, 2003 and will expire on September 2, 2007.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

The following is a summary of stock options outstanding at December 31, 2006 and 2005:

	2006	2005
Beginning balance	1,000,000	1,000,000
Granted or issued	-	-
Exercised	-	-
Forfeited or expired	-	-
Ending balance	1,000,000	1,000,000

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123,  Accounting for Stock-Based Compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective transition method.  Under this transition method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model.  The Company’s determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by the Company’s stock price as well as assumptions regarding the number of subjective variables.  These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior.  The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.  Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.  The calculated compensation cost, net of estimated forfeitures, is recognized over the vesting period of the option.

The Black - Scholes method option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

	2006	2005
Risk-Free	1.35%	1.35%
Expected volatility	50.00%	50.00%
Expected life	2 Years	3 Years
Expected dividends	-	-

Consideration was also given to the fair value of the warrants subscribed under the secured promissory note (see Note 4 - Notes Payable) using the Black - Scholes model, which valued the warrants at an immaterial amount.  Based on this determination, no adjustment has been made to the financial statements to reflect the fair value of the warrants.

NUEVO FINANCIAL CENTER, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9 - SUBSEQUENT EVENTS

On January 27, 2007, the Company settled the lawsuit brought about by a former executive and current shareholder of the Company in October 2005, by entering into a Confidential Settlement Agreement and General Release and simultaneously, the Company made a lump sum payment of $29,000 in full settlement of amount due pursuant to the judgment.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are the controls and other procedures that the Company designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission under the Exchange Act. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Item 8B.	OTHER INFORMATION

No reports on Form 8-K were filed in the fourth quarter ended December 31, 2006.

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 31, 2006, the Company had three Directors and one Officer as follows:

Name	Age	Positions and Offices Held
Jose Araque	53	Chairman, President, CEO, CFO, Secretary, Treasurer & Director
Rainey Sellars	43	Director
Timothy Gardner	37	Director

    Jose Araque, Chairman, President, CEO, CFO, Secretary, Treasurer and Director

Araque, 53 is the Chairman, President, CEO, CFO, Secretary, Treasurer and Director of Nuevo since April 2005. Prior to Nuevo, Araque was the Chief Operating Officer at Telediscount from August 1998 to March 2005. While at Telediscount, Araque was responsible for construction, managing and operation of the retail chain of stores aimed at providing communication products and services to the Hispanic ethnic market. From April 1996 to July 1998, Araque founded and developed Medical Marketing and Management, Inc., a consulting firm providing marketing and management services to the medical private practices industry. From January 1980 to March 1996, Araque worked in various engineering capacities at the General Electric Company and Westinghouse Electric Corp. for 10 and 5 years, respectively. Araque received a Master’s of Business Administration (“MBA”) from the State University of New York at Albany and a Master of Science in Electrical Engineering from Polytechnic Institute of New York.

Rainey Sellars, Director

Sellars, 43, is a founding partner of Guardian Capital LLC, an SEC registered investment advisor established in September 2004, based in Miami, Florida. Prior to Guardian Capital, Sellars was a Managing Director at Merrill Lynch (New York) for 13 years in the Institutional Group’s International Equities Division. Sellars spent the majority of that time responsible for Latin American/Emerging Market Institutional Sales (April 1993 to January 2002) helping to build the team into the top-ranked sales and trading group.  From February 2002-August 2004, Sellars was based in Miami, with Merrill Lynch’s International Private Client Group, developing the Private Investment Bank - a private-client platform which encompassed product selection, risk-adjusted performance and suitable costs for the ultra-high net worth segment. Sellars has made numerous investments in startup companies including Nuevo and 401K.com. Sellars received his MBA from The London Business School in 1991 and a Bachelor of Science in Chemistry and Economics from UNC-Chapel Hill in 1985.

Timothy Gardner, Director

Gardner, 37, is a founding partner of Guardian Capital LLC, an SEC registered investment advisor established in 2004, based in Miami, Florida.  Prior to Guardian Capital, Gardner worked at Merrill Lynch for 11 years.  From March 1993 to May 1995, Gardner was based in London with the Latin America sales team.  After a brief stint in New York in June 1995 to December 1996 with the emerging markets group, Gardner was transferred to Buenos Aires and was responsible for Merrill Lynch’s institutional business until July 2000.  Upon returning to London, Gardner ran the Latin American and Eastern European Equity Sales group from August 2000 to January 2002. From February 2002 to August 2004, Gardner worked alongside Rainey, in the International Private Client Group developing the Private Investment Bank - a new platform for high net worth individuals.  Gardner, a UK citizen and fluent in Spanish, received his Bachelor’s of Administration in Business Administration with distinction from Oxford Brookes University in 1992.

Audit Committee

The Audit Committee is responsible for recommending independent accountants to the Board, reviewing the Company’s financial statements with management and the independent accountants, making an appraisal of the audit effort and the effectiveness of financial policies and practices and consulting with management and independent accountants with regard to the adequacy of internal accounting controls. The Company’s current Board acts as the Company’s Audit Committee. No member of the Board is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Upon evaluating the Company’s internal controls, the Board has determined that the Company’s internal controls are adequate to insure that financial information is recorded, processed, summarized and reported in a timely and accurate manner in accordance with applicable rules and regulations of the SEC. Accordingly, the Board has concluded that the benefits of retaining an individual who qualifies as an "audit committee financial expert" would be outweighed by the costs of retaining such a person.

Item 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation paid over the past three years to our "named executive officers" as that term is defined by the Securities and Exchange Act of 1934. No employment agreement has been executed with the executive officer.

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Compensation	Total
position	Year	($)	($)	($)	($)	($)	Earnings ($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jose Araque, CEO,	2006	$78,014							$78,014
President, CFO,	2005	$69,037							$69,037
Secretary,Treasurer and Director	2004	$44,750							$44,750

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Jose Araque	500,000			.001	9/2/2007

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of December 31, 2006, by:

•	each person known to the Company to own beneficially more than 5%, in the aggregate, of the outstanding shares of the Company’s common stock;

•	each director;

•	each of the Company’s CEO and its other two most highly compensated executive officers, if any; and

•	all executive officers and directors as a group.

The number of shares beneficially owned and the percent of shares outstanding are based on 25,668,223 shares outstanding as of April 4, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise noted below, the address of each of the shareholders in the table are:

Name	Amount of Beneficial Ownership		Percentage of Class
Jose Araque (a) (b)	1,630,699		6.35%
Rainey Sellars (b)	569,776		2.22%
Timothy Gardner (b)	297,829		1.16%
Officers and Directors as a Group	2,498,354 (c	)	9.70%
Trey Rhyne	2,849,586		11.10%
Rene Kleyweg	2,381,015		9.28%
Ed Cabrera	2,196,026		8.56%
REAN, LLC.	1,699,384		6.62%
Angel Castellanos	1,630,699		6.35%
John Binnie	1,533,157		5.97%

(a)  Officer

(b)  Director

(c)  This represents beneficial ownership of shares of Araque, Sellars and Gardner.

DIRECTOR COMPENSATION

Directors who are either employees or executive officers and those who are not employees or executive officers of the Company receive no or reimbursement for expenses incurred in connection with their attendance at Board and committee meetings.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 31, 2005 the Company entered into a consulting agreement (“Consulting Agreement”) with Consultant Investments, LLP, which is owned by Eduardo Cabrera, a shareholder of the Company and a former officer and director of TC (“Cabrera”), whereby Cabrera was engaged to act as a consultant in connection with taking the Company “public” through a reverse merger, or any other means, and giving access to at least $5 million in capital. The Company engaged Cabrera as its exclusive agent in the placement of securities of the Company in one or more related transactions one or more investors in the form of equity, debt, or convertible instruments, equity line, or any other securities, and instruments. Under the Consulting Agreement, upon the consummation of taking the Company “public” and funding the Company for a total of $5 million in capital, the Company will pay Cabrera a fee equal to 10% of the total shares outstanding of the Company, on a fully diluted basis. The Consulting Agreement may be terminated by either party, at any time, with or without cause, upon written notice to the other party; provided, however, that if the Company, directly or indirectly, consummates an issuance of its securities within twelve months following such termination with a party identified by Cabrera, then Cabrera will be entitled to the full amount of fees contemplated under the Consulting Agreement.

Item 13.  EXHIBITS

(a)  Exhibits.

(2.1)
Letter of Intent, dated March 17 2005, by and between Millennium Capital Venture Holdings, Inc. and Telediscount Communications, Inc. (incorporated by reference as Exhibit 99.1 to the Company’s Form 8-K filed on March 17, 2005).

(2.2)
Agreement and Plan of Merger, dated March 11, 2005, by and between Telediscount Communications, Inc., Millennium Acquisition Corp, and Millennium Capital Venture Holdings, Inc., (incorporated by reference as Exhibit 2.1 to the Company’s Form 8-K filed on March 28, 2005).

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

(10.1)
Form of Consulting Agreement, dated January 31, 2005, by and between Telediscount Communications, Inc. and Consultant Investments, LLP (incorporated by reference as Exhibit 10.1 to the Company’s Annual Report Form 10-KSB filed on August 15, 2006).

(10.2)
Form of Convertible Promissory Note, dated March 25, 2006 between the Company and Certain Current Shareholders (incorporated by reference as Exhibit 10.2 to the Company’s Quarterly Report Form 10-QSB for the quarter ended March 31, 2006 filed on August 15, 2006).

(10.3)
Form of Notice of Conversion, dated April 24, 2006 between the Company and Certain Current Shareholders in connection with Convertible Promissory Note (incorporated by reference as Exhibit 10.3 to the Company’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2006 filed on August 15, 2006).

(10.4)
Form of Secured Convertible Note, dated May 2, 2006 between the Company and Vision Opportunity Capital Partners, LP, together with Security Agreement, Securities Purchase Agreement, Unit Purchase Warrant, Class A Common Stock Purchase Warrant, Class B Common Stock Purchase Warrant and Registration Rights Agreement (incorporated by reference as Exhibit 10.4 to the Company’s Quarterly Report Form 10-QSB for the quarter ended June 30, 2006 filed on August 15, 2006).

(10.5)
Form of Contractual Agreement, dated February 14, 2003 between the Company and Envios de Valores La Nacional Corp. (incorporated by reference as Exhibit 10.7 to the Company’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2006 filed on November 20, 2006).

(10.6)
Form of Consulting Agreement, dated April 1, 2006 between the Company and Sebastian Giordano (incorporated by reference as Exhibit 10.8 to the Company’s Quarterly Report Form 10-QSB for the quarter ended September 30, 2006 filed on November 20, 2006).

(10.7)*
Form of Secured Convertible Note, dated November 1, 2006 between the Company and Vision Opportunity Capital Partners, LP, together with Security Agreement, Securities Purchase Agreement, Unit Purchase Warrant, Class A Common Stock Purchase Warrant, Class B Common Stock Purchase Warrant and Registration Rights Agreement.

(10.8)*	Form of Bridge Loan Addendum, dated November 10, 2006 between the Company and Certain Current Noteholders.

(10.9)*	Form of Settlement Agreement, dated December 20, 2006 between the Company and Envios de Valores La Nacional Corp., together with Security Agreement, General Release, and Common Stock Warrant.

(14.1)	Code of Ethics (incorporated by reference as Exhibit 14.1 to the Company’s Annual Form 10-KSB filed on March 16, 2005).

(15.1)
Telediscount Communications, Inc. Balance Sheet and related Statement of Operations, Statement of Shareholder’s Equity and Statement of Cash Flows for the year ended December 31, 2002 and Footnotes to the Financial Statements (incorporated by reference as Exhibit 99.1 to the Company’s Form 8-K filed on March 28, 2005).

(15.2)
Unaudited Pro Forma Combined Financial Statements of Telediscount Communications, Inc. and Nuevo Financial Center, Inc. (incorporated by reference as Exhibit 99.2 to the Company’s Form 8-K filed on March 28, 2005).

(15.3)
Telediscount Communications, Inc. unaudited Statement of Income for the years ended 2003 and 2004, unaudited Consolidated Balance Sheets for 12/31//2004, and Consolidated Condensed Statements of Cash Flows for the fiscal year 2004, (incorporated by reference as Exhibit 99.1 to the Company’s Form 8-K filed on August 5, 2005).

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

(b)  Reports on Form 8-K

None.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Jewett, Schwartz Wolfe & Associates (“Jewett”) billed the Company in the aggregate amount of $39,700 and $18,500 for professional  services  rendered for their audit of our annual financial statements and their reviews of the financial statements  included in our Forms 10-KSB for the year ended December 31, 2006 and December 31, 2005, respectively.

AUDIT-RELATED FEES

Jewett did not perform, not bill the Company for, professional services rendered for assurance and related services related to the performance of the audit and review of the Company’s financial statements for the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

TAX FEES

Jewett did not perform, nor bill the Company for, professional services rendered for tax related services for the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

ALL OTHER FEES

Jewett did not perform, nor bill the Company for, professional services rendered during the last two fiscal years, other than as reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 NUEVO FINANCIAL CENTER, INC.

DATE: April 4, 2007	By:	/s/ Jose Araque
Jose Araque
President, CEO and Chairman

DATE: April 4, 2007	By:	/s/ Jose Araque
Jose Araque
Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jose Araque Jose Araque	President, Chief Executive Officer, Treasurer and Board Member	April 4, 2007

/s/ Jose Araque Jose Araque	Chief Accounting Officer	April 4, 2007