Form 10QSB
period 2007-03-31
Nuevo Financial Center, Inc.
filed 2007-06-07
CIK 1119689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 0-31457

NUEVO FINANCIAL CENTER, INC.
(Name of small business issuer in its charter)

DELAWARE	5045	23-3048444
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification)	(I.R.S. Employer Identification No.)

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

COMMON STOCK
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,168,223 as of May 31, 2007.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NUEVO FINANCIAL CENTER, INC.
CONDENSED BALANCE SHEET

March 31, 2007
(unaudited)
ASSETS
Current Assets

Cash	$86,260
Commissions receivable, net	86,442
Inventory	23,278
Prepaid insurance	3,901
Prepaid income taxes	250
Total current assets	200,131

Property and equipment, net	412,945

Other assets
Security deposits	41,674

Total assets	$654,750

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities

Current liabilities
Accounts payable	$848,959
Notes payable	1,554,275
Total current liabilities	2,403,234

Long-term liabilities
Long-term notes payable	155,368

Total Liabilities	2,558,602

Commitment and Contingencies

Shareholders’ deficit

Common stock, 100,000,000 shares, $.001 par stock authorized, 25,668,223 shares issued and outstanding	25,668
Additional paid-in capital	3,386,320
Treasury stock subscription receivable	(350,000)
Accumulated deficit	(4,965,840)
Total shareholders’ deficit	(1,903,852)

Total liabilities and shareholders’ deficit	$654,750

The accompanying notes are an integral part of these condensed financial statements.

 NUEVO FINANCIAL CENTER, INC.
CONDENSED STATEMENTS OF REVENUES AND EXPENSE
FOR THE THREE MONTHS ENDED MARCH 31,

	2007		2006
Revenue		$671,360		$787,063
Cost of sales		400,430		469,609

Gross profit on sales		270,930		317,454

Total general and administrative expenses		498,931		445,870

Loss from operations		(228,001)		(128,416)

Other income and (expense)
Miscellaneous income		-		2,500
Interest income		672		-
Loss on abandonment of assets		-		(27,270)
Penalties		(13,236)		(1,779)
Interest expense		(42,760)		-

Net loss		$(283,325)		$(154,965)

Weighted average shares outstanding:

Basic		25,668,223		23,700,000
Diluted		45,582,912		24,879,347

Net loss per common share:

Basic		$(0.01)	$	nil
Diluted	$	nil	$	nil

The accompanying notes are an integral part of these condensed financial statements.

NUEVO FINANCIAL CENTER, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

	2007	2006
Cash flows from operating activities
Net loss	$(283,325)	$(154,965)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	3,911	11,150
Compensation expense for share-based payments	-	670
(Increase) decrease in:
Accounts receivable	(56,214)	(2,680)
Inventory	(20,297)	3,994
Prepaid insurance	1,507	-
Increase (decrease) in:
Accounts payable and accrued liabilities	66,532	(4,065)
Net cash used in operating activities	(287,886)	(118,626)

Cash flows from investing activities
Acquisition of equipment	-	(3,514)
Net cash used in investing activities	-	(3,514)

Cash flows from financing activities
Notes payable	(30,357)	-
Proceeds from convertible note	-	91,973
Net cash used in financing activities	(30,357)	91,973

Net increase (decrease) in cash	(318,243)	(30,167)

Cash
Beginning of year	$404,503	$90,873
End of quarter	$86,260	$60,706

Supplemental disclosures:
Interest paid	$7,623	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

NUEVO FINANCIAL CENTER, INC,
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Nuevo Financial Center, Inc. (“Company”, “Registrant” or “Nuevo”), formerly Millennium Capital Venture Holdings, Inc. (“MCVH”), was incorporated in the State of Delaware on June 2, 2000. Nuevo provides telecommunication, long distance service, wire transfers service, phone cards, internet, cellular, accessories, bill payment, and other related products and service through retail stores.

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $283,325 and $154,965 during the three months ended March 31, 2007 and 2006, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management plans to continuously monitor its Company-owned stores by new marketing strategies, increasing its gross margins, and through the introduction of new products and services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Company beginning in fiscal 2009. The Company is currently evaluating what effects the adoption of SFAS 159 will have on the Company’s future results of operations and financial condition.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation

In 2006, the Company was named as an additional defendant in a lawsuit against the City of New York for an alleged slip and fall which purportedly occurred near a former location of the Company. At this time, the Company has no information as to the extent of the claim and has hired an attorney to investigate the matter further.

There is no other litigation currently pending or being threatened by or against the Company.

NUEVO FINANCIAL CENTER, INC,
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007

NOTE 2 - COMMITMENTS AND CONTINGENCIES (continued)

Guarantee

In December 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements (“FIN 45”).” FIN 45 requires the disclosure of any guarantees in place at December 31, 2002 and the recognition of a liability for any guarantees entered into or modified after that date.

As part of the daily services provided to customers, the Company acts as an agent and will collect and remit funds internationally through an agreement with third-party transmitters. These funds are held in safes at the Company’s various retail locations, until picked up by these third parties, which can vary from several times a day to a few times per week. The Company has guaranteed, under agreements entered into between 1999 and 2003, the payment of all sums due and owing to these third parties. In the event of default, the Company is liable for any amounts due, along with any attorney’s fees and costs associated with the enforcement of terms.

For the three months ended March 31, 2007, the Company held a total of $126,709 throughout its various locations. The Company has included these amounts as accrued liabilities at the end of the period.

NOTE 3 - SUBSEQUENT EVENTS

On April 11, 2007, Vision exercised their option to convert $100,000 of the principal amount of the Secured Note into 500,000 shares of Common Stock at a price of $.20 per share of Common Stock.

On April 16, 2007, Timothy Gardner, a Director of the Company, was nominated and elected to the office of Secretary of the Company.

On April 16, 2007, the Consulting Agreement between the Consultant Investments, LLP and the Company dated January 31, 2005, was terminated.

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

NUEVO FINANCIAL CENTER, INC,
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007

Results of Operations

For the Three Months Ended March 31, 2007 as compared to March 31, 2006

Net sales of company-owned stores for the three months ended March 31, 2007 decreased $115,703, or 14.7% to $671,360 as compared to the same period in 2006. Such decrease was primarily due to the fact that there were four more stores in operation during the same period in 2006. For the three months ended March 31, 2007, the Company’s revenue was generated as follows: 28% from long distance telephone calls, 23% from prepaid cellular cards and prepaid long distance phone cards, 15% from wire remittance services, and 14% from the sale of cellular phones and related commissions from service activations. The remaining 20% was derived from miscellaneous services, such as internet access, bill payment, income tax preparation, photo IDs, courier and mailbox services, faxing and copying.

The Company had a net loss of $283,325 for the three months ended March 31, 2007, an increase of $128,360 or 82.8% as compared to a loss of $154,965 for the same period in 2006. Such increase in the net loss was primarily due to (i) a decrease in gross profit of $46,524; (ii) an increase in general and administrative expenses of $95,821 primarily due to increases in salaries and related payroll taxes of $192,898 from the hiring of retail store managers and other staff, interest expense of $37,520 related to the debt, advertising and promotion of $17,121, and various other expenses of $26,202, which was partially offset by decreases in cleaning and maintenance of $72,215 as the Company reduced its use of outside cleaning services, consulting fees of $59,213 and various other expenses of $46,492, and (iii) which were partially offset by a decrease in other expenses of $13,985.

Liquidity and Capital Resources

As of March 31, 2007, the Company had negative working capital of $2,203,103 and cash on hand of $86,260.

During the three months ended March 31, 2007, the Company’s operating activities used $287,886 of cash. This was principally due to the net loss of $283,325, an increase in accounts receivable of $56,214, and an increase in inventory $20,297, partially offset by non-cash items of $3,911 decreases in prepaid insurance of $1,507 and an increase in accounts payable and accrued liabilities of $66,532. The Company believes it can improve its operating cash flows by continuously monitoring its Company-owned stores by new marketing strategies, increasing its gross margins, through the introduction of financial products and services, cost containment, among other things.

For the three months ended March 31, 2007, cash flows used in investing activities were zero.

For the three months ended March 31, 2007, cash flows used in financing activities were $30,357 attributable to the reduction of debt.

The Company does not currently have sufficient financial resources to fund its current operations for the year ended December 31, 2007. However, the Company is seeking additional capital to fund its operations and to execute its revised business plan. However, there can be no assurance that the Company will be able to secure such additional financing or whether such financing, if obtained, will be available on terms favorable to the Company.

Plan of Operation

The following plan of operation for the Company covers the twelve (12) month period commencing from the date of this quarterly report.

NUEVO FINANCIAL CENTER, INC,
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007

The Company will continue to review and improve its existing operations by monitoring store performance, introducing new products and services, implementing aggressive marketing programs, and instituting employee sales training programs, cost containment, amongst other things.

As part of these initiatives, the Company is seeking to expand its predominantly telecommunications based operations into “financial centers”. As such, the Company proposes to offer higher margin financial products, such as real estate, travel, insurance, mortgages and other financial products and services to its customers.

In addition to seeking the financing it requires to implement its conversion and expansion strategy. The Company has defined a list of actions to achieve its growth plans that it hopes to implement in 2007:

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

Changes in Internal Controls

There have been no material changes in the Company’s internal controls over financial reporting, or in other factors that could materially affect, or are reasonably likely to affect, its internal controls over financial reporting during the quarter ended March 31, 2007.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On December 28, 2005, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") on Form SB-2 to register certain of its issued and outstanding shares. On January 17, 2007, the Company filed an amendment to Form SB-2 by filing Form SB-2/A. The Company received a Notice of Effectiveness from the SEC on February 12, 2007 and following such registration statement being deemed effective by the SEC, the Company filed an application with the National Association of Securities Dealers (“NASD”) requesting approval of quotation of its securities on the OTC/BB. On April 18, 2007, the Company was cleared by the NASD.

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

NUEVO FINANCIAL CENTER, INC.

DATE: June 6, 2007	/s/ Jose Araque
Jose Araque President, CEO and Chairman

DATE: June 6, 2007	/s/ Jose Araque
Jose Araque Chief Accounting Officer