Form 10QSB
period 2007-06-30
Nuevo Financial Center, Inc.
filed 2007-08-07
CIK 1119689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

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

Telephone: (201) 537-0956
(Issuer's telephone number)

___________________________________________
(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,668,223 as of August 7, 2007.

NUEVO FINANCIAL CENTER, INC.

CONDENSED FINANCIAL STATEMENTS
June 30, 2007

Table of Contents

Condensed Balance Sheet	F - 2

Condensed Statements of Operations	F - 3

Condensed Statements of Cash Flows	F - 4

Notes to Condensed Financial Statements	F - 5 - 6

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NUEVO FINANCIAL CENTER, INC.
CONDENSED BALANCE SHEET

June 30, 2007
(unaudited)
ASSETS

Current Assets
Cash	$352,045
Commissions receivable, net	91,149
Inventory	20,055
Prepaid insurance	3,610
Prepaid income taxes	250
Total current assets	467,109

Property and equipment, net	409,035

Other assets
Security deposits	41,674

Total assets	$917,818

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Liabilities
Current liabilities
Accounts payable	$786,791
Notes payable	1,257,534
Total current liabilities	2,044,325

Long-term liabilities
Long-term notes payable	120,987

Total liabilities	2,165,312

Commitment and Contingencies

Shareholders’ deficit
Common stock, 100,000,000 shares,$.001 par stock authorized, 26,168,223 shares issued and outstanding	25,668
Additional paid-in capital	4,186,320
Treasury stock subscription receivable	(350,000)
Accumulated deficit	(5,109,482)
Total shareholders’ deficit	(1,247,494)

Total liabilities and shareholders’ deficit	$917,818

The accompanying notes are an integral part of these condensed financial statements.

NUEVO FINANCIAL CENTER, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007		2006	2007	2006

Revenue		$602,420	$767,201	$1,273,780	$1,554,264
Cost of sales		249,864	450,619	650,294	920,228

Gross profit on sales		352,556	316,582	623,486	634,036

Total general and administrative expenses		476,544	546,098	975,475	1,019,238

Loss from operations		(123,988)	(229,516)	(351,984)	(385,202)

Other income and (expense)
Miscellaneous income		-	-	-	2,500
Interest income		132	-	804	-
Penalties		18,386	-	5,150	(1,781)
Interest expense		(38,172)	-	(80,932)	-

Net loss		$(143,642)	$(229,516)	$(426,967)	$(384,483)

Weighted average shares outstanding:

Basic		25,948,223	23,700,000	25,809,223	23,700,000
Diluted		49,048,710	30,493,791	47,887,881	27,699,268

Net loss per common share:

Basic		$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted	$	nil	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

NUEVO FINANCIAL CENTER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2007	2006

Cash flows from operating activities
Net loss	$(426,967)	$(384,484)
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	7,821	22,300
Compensation expense for share-based payments	-	1,291
(Increase) decrease in:
Accounts receivable	(60,921)	(3,300)
Inventory	(17,074)	5,511
Prepaid insurance	1,798	(1,140)
Security deposits	-	1,491
Increase (decrease) in:
Accounts payable and accrued liabilities	4,364	(45,569)
Closed store reserve	-	54,540
Net cash used in operating activities	(490,979)	(325,306)

Cash flows from investing activities
Acquisition of equipment	-	(3,514)
Net cash used in investing activities	-	(3,514)
Cash flows from financing activities
Notes payable	(61,479)	591,973
Exercise of warrants	500,000	-
Net cash used in financing activities	438,521	591,973

Net increase (decrease) in cash	(52,458)	263,153

Cash
Beginning of year	$404,503	$90,873
End of quarter	$352,045	$354,026

Supplemental disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Noncash investing and financing activities:
Conversion of notes to common stock	$300,000	$91,973

The accompanying notes are an integral part of these condensed financial statements.

NUEVO FINANCIAL CENTER, INC,
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $426,967 and $384,483 during the six months ended June 30, 2007 and 2006, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management plans to continuously monitor its Company-owned stores by implementing new marketing strategies, increasing its gross margins, and through the introduction of new products and services. The financial statements do no include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
June 30, 2007

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

For the six months ended June 30, 2007, the Company held a total of $134,303 throughout its various locations. The Company has included these amounts as accrued liabilities at the end of the period.

NOTE 3 - SUBSEQUENT EVENTS

On April 11, 2007, Vision Opportunity Master Fund, Ltd.  (“Vision”) exercised a partial conversion in the amount of $100,000 of the principal balance of the Secured Convertible Note dated May 2, 2006, at a conversion price of $.20 per share, in exchange for 500,000 shares of the Company’s common stock (“Common Stock”). Such Common Stock was subsequently issued in July 2007.

On April 11, 2007, the Company issued 239,823 stock options to Jose Araque with an exercise price of $0.01 per share.

On April 11, 2007, the Company issued 1,974,558, 517,367, 517,367 and 200,000 warrants to purchase shares of the Company’s Common Stock at $0.01 per share to Edward Cabrera, Rainey Sellars, Tim Gardner and Sebastian Giordano, respectively.

On May 25, 2007 Vision exercised their option to convert 150,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 2, 2006, in exchange for 750,000 shares of the Company’s Common Stock. Such Common Stock was subsequently issued in July 2007.

On May 25, 2007, Vision exercised a partial conversion in the amount of $200,000 of the principal balance of the Secured Convertible Note dated May 2, 2006, at a conversion price of $.20 per share, in exchange for 1,000,000 shares of the Company’s Common Stock. Such Common Stock was subsequently issued in July 2007.

On June 29, 2007, Vision exercised 250,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 2, 2006, in exchange for 1,250,000 shares of the Company’s Common Stock. Such Common Stock was subsequently issued in July 2007.

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

NUEVO FINANCIAL CENTER, INC,
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007

Results of Operations

For the Three Months and Six Months Ended June 30, 2007 as compared to June 30, 2006

Net sales of company-owned stores decreased $164,781, or 21.5% to $602,420 and $280,484, or 18.1% to $1,273,780 for the three months and six months ended June 30, 2007, respectively, as compared to $767,201 and $1,554,264 for the same period in 2006. Such decreases were primarily due to the fact that there were four more stores in operation during the same period in 2006.

Selling, general and administrative expenses decreased $69,554, or 12.7% and $43,763, or 4.3%, to $476,544 and $975,475, for the three months and six months ended June 30, 2007, respectively, as compared to $546,098 and $1,019,238 for the same periods in 2006. Such decreases for the three and six months ended June 30, 2007 were primarily due to increases in administrative salaries, payroll taxes, bank service charges, utilities and telephone which were partially offset by decreases in cleaning and maintenance, commissions, rent, professional fees and insurance.

The Company had a net loss of $143,642 and $426,967 for the three months and six months ended June 30, 2007, as compared to a net loss of $229,516 and $384,483 for the same periods in 2006. Such decrease in the net loss for the three months ended June 30, 2007 was primarily due to (i) an increase in gross profit of $35,974 and (ii) a decrease in general and administrative expenses of $69,554; and, which were partially offset by an increase in other expenses of $19,654. Such increase in the net loss for the six months ended June 30, 2007 was primarily due to (i) an increase in other expenses of $75,697 and (ii) a decrease in gross profit of $10,550; and, which were partially offset by a decrease in general and administrative expenses of $43,763.

Liquidity and Capital Resources

As of June 30, 2007, the Company had negative working capital of $1,577,216 and cash on hand of $352,045.

During the six months ended June 30, 2007, the Company’s operating activities used $490,979 of cash. This was principally due to the net loss of $426,967, increases in accounts receivable of $60,921, and inventory of $17,074, partially offset by decreases in accounts payable of $4,364 and prepaid insurance of $1,798, as well as non-cash items of $7,821. The Company believes it can improve its operating cash flows by continuously monitoring its Company-owned stores by new marketing strategies, increasing its gross margins, through the introduction of financial products and services, cost containment, among other things.

For the six months ended June 30, 2007, cash flows used in investing activities were zero.

2

NUEVO FINANCIAL CENTER, INC,
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007

For the six months ended June 30, 2007, cash flows provided by financing activities were $438,521 attributable to proceeds generated from the exercise of warrants which was partially offset by the reduction of debt.

The Company does not currently have sufficient financial resources to fund its current operations for the year ended December 31, 2007. However, the Company is seeking additional capital to fund its operations and execute its revised business plan. However, there can be no assurance that the Company will be able to secure such additional financing or whether such financing, if obtained, will be available on terms favorable to the Company.

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

3

Changes in Internal Controls

There have been no material changes in the Company’s internal controls over financial reporting, or in other factors that could materially affect, or are reasonably likely to affect, its internal controls over financial reporting during the quarter ended June 30, 2007.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2007, Vision exercised a partial conversion in the amount of $100,000 of the principal balance of the Secured Convertible Note dated May 2, 2006, at a conversion price of $.20 per share, in exchange for 500,000 shares of the Company’s common stock (“Common Stock”). Such Common Stock was subsequently issued in July 2007.

On April 11, 2007, the Company issued 239,823 stock options to Jose Araque with an exercise price of $0.01 per share.

On April 11, 2007, the Company issued 1,974,558, 517,367, 517,367 and 200,000 warrants to purchase shares of the Company’s Common Stock at $0.01 per share to Edward Cabrera, Rainey Sellars, Tim Gardner and Sebastian Giordano, respectively.

On May 25, 2007 Vision exercised their option to convert 150,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 2, 2006, in exchange for 750,000 shares of the Company’s Common Stock. Such Common Stock was subsequently issued in July 2007.

On May 25, 2007, Vision exercised a partial conversion in the amount of $200,000 of the principal balance of the Secured Convertible Note dated May 2, 2006, at a conversion price of $.20 per share, in exchange for 1,000,000 shares of the Company’s Common Stock. Such Common Stock was subsequently issued in July 2007.

On June 29, 2007, Vision exercised 250,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 2, 2006, in exchange for 1,250,000 shares of the Company’s Common Stock. Such Common Stock was subsequently issued in July 2007.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

4

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

On May 23, 2007, the Company received a Delinquency Notification from the NASD for failure to timely file its Form 10-QSB for the period ended March 31, 2007. The Company subsequently became current in its reporting obligations by filing its Form 10-QSB within the grace period provided under NASD Rule 6530.

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

NUEVO FINANCIAL CENTER, INC.

DATE: August 7, 2007	/s/ Jose Araque
Jose Araque President, CEO and Chairman

DATE: August 7, 2007	/s/ Jose Araque
Jose Araque Chief Accounting Officer

5