Form 10QSB
period 2007-09-30
Nuevo Financial Center, Inc.
filed 2007-11-14
CIK 1119689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2007

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

COMMON STOCK
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,168,223 as of November 14, 2007.

NUEVO FINANCIAL CENTER, INC.

CONDENSED FINANCIAL STATEMENTS

September 30, 2007

Table of Contents

Condensed Balance Sheet	F - 2

Condensed Statements of Operations	F - 3

Condensed Statements of Cash Flows	F - 4

Notes to the Condensed Financial Statements	F - 5 - 9

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

NUEVO FINANCIAL CENTER, INC.
CONDENSED BALANCE SHEET

ASSETS

September 30, 2007
(unaudited)
Current Assets
Cash	$163,247
Commissions receivable, net	0
Inventory	22,968
Prepaid insurance	5,385
Prepaid income taxes	250
Total current assets	191,850

Property and equipment, net	405,124

Other assets
Security deposits	41,674

Total assets	$638,648

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accounts payable	$1,011,518
Notes payable	1,260,875
Total current liabilities	2,272,393

Long-term liabilities
Long-term notes payable	85,739

Total liabilities	2,358,132

Commitment and Contingencies

Shareholders’ deficit
Common stock, 100,000,000 shares,
$.001 par stock authorized, 29,668,223 shares
issued and outstanding	29,668
Additional paid-in capital	4,182,320
Treasury stock subscription receivable	(350,000)
Accumulated deficit	(5,581,472)
Total shareholders’ deficit	(1,719,484)

Total liabilities and shareholders’ deficit	$638,648

The accompanying notes are an integral part of these condensed financial statements.

NUEVO FINANCIAL CENTER, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2007		2006	2007	2006
Revenue		$532,970	$687,644	$1,806,750	$2,241,908
Cost of sales		268,267	421,072	918,561	1,341,300

Gross profit on sales		264,703	266,572	888,189	900,608

Total general and administrative expenses		702,652	963,723	1,672,977	1,960,687

Loss from operations		(437,949)	(697,151)	(784,788)	(1,060,079)

Other income and (expense)
Miscellaneous income		-	3,156	-	5,656
Interest income		476	-	1,280	-
Interest expense		(34,517)	(24,071)	(115,449)	(48,126)

Net loss		$(471,990)	$(718,066)	$(898,957)	$(1,102,549)

Weighted average shares outstanding:

Basic		29,363,723	24,312,376	27,008,223	23,907,478
Diluted		50,831,737	32,038,035	48,848,479	29,156,646

Net loss per common share:

Basic		$(0.02)	$(0.03)	$(0.03)	$(0.05)
Diluted	$	nil	$(0.02)	$(0.02)	$(0.04)

The accompanying notes are an integral part of these condensed financial statements.

NUEVO FINANCIAL CENTER, INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(898,957)	$(1,102,549)
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation	11,732	28,345
Compensation expense for share-based payments	-	1,348
Loss on abandonment of assets	-	104,288
(Increase) decrease in:
Accounts receivable	35,655	10,655
Allowance for doubtful accounts	(5,427)	-
Inventory	(19,987)	4,487
Prepaid insurance	23	(6,172)
Security deposits	-	10,376
Increase (decrease) in:
Accounts payable and accrued liabilities	229,091	402,922
Net cash used in operating activities	(647,870)	(546,300)

Cash flows from investing activities
Acquisition of equipment	-	(3,514)
Proceeds from sale of equipment	-	5,000
Net cash used in investing activities	-	1,486

Cash flows from financing activities
Exercise of warrants	500,000	-
Notes payable	(93,386)	591,973
Net cash provided by financing activities	406,614	591,973

Net increase (decrease) in cash	(241,256)	47,159

Cash
Beginning of year	$404,503	$90,873
End of quarter	$163,247	$138,032

Supplemental disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Noncash investing and financing activities:
Conversion of notes to common stock	$300,000	$91,973

The accompanying notes are an integral part of these condensed financial statements.

NUEVO FINANCIAL CENTER, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2007

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

Interim Financial Statements

The accompanying interim unaudited financial information has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2007 and the related operating results and cash flows for the interim period presented have been made. The results of operations of such interim period are not necessarily indicative of the results of the full year. This financial information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. There have been no changes in significant accounting policies since December 31, 2006.

Going Concern

As shown in the accompanying financial statements, the Company has incurred net losses of $898,957 and $1,102,549 during the nine months ended September 30, 2007 and 2006, respectively. These conditions create an uncertainty as to the Company’s ability to continue as a going concern. Management plans to continuously monitor its Company-owned stores by implementing new marketing strategies, increasing its gross margins, and through the introduction of new products and services. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

Litigation

There is no litigation currently pending or, to the best of the Company’s knowledge, being threatened by or against the Company.

NUEVO FINANCIAL CENTER, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2007

NOTE 2 - COMMITMENTS AND CONTINGENCIES (continued)

As part of the daily services provided to customers, the Company acts as an agent and will collect and remit funds internationally through an agreement with third-party transmitters. These funds are held in safes at the Company’s various retail locations, until picked up by these third parties, which can vary from several times a day to a few times per week. The Company has guaranteed, under agreements entered into between 1999 and 2003, the payment of all sums due and owing to these third parties. In the event of default, the Company is liable for any amounts due, along with any attorney’s fees and costs associated with the enforcement of the terms of such agreements.

For the nine months ended September 30, 2007, the Company held a total of $219,416 throughout its various locations. The Company has included these amounts as accrued liabilities at the end of the period.

NOTE 3 - EQUITY

On April 11, 2007, Vision Opportunity Master Fund, Ltd. (“Vision”) exercised a partial conversion in the amount of $100,000 of the principal balance of a secured convertible note (“Secured Convertible Note”) dated May 3, 2006, at a conversion price of $.20 per share, in exchange for 500,000 shares of the Company’s common stock (“Common Stock”) and exercised their option to convert 100,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 3, 2006, in exchange for 750,000 shares of the Company’s Common Stock.

On April 11, 2007, the Company issued 239,823 stock options to Jose Araque with an exercise price of $0.01 per share.

On April 11, 2007, the Company issued 1,974,558, 517,367, 517,367 and 200,000 warrants to purchase shares of the Company’s Common Stock at $0.01 per share to Edward Cabrera, Rainey Sellars, Tim Gardner and Sebastian Giordano, respectively.

On May 25, 2007 Vision exercised their option to convert 150,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 3, 2006, in exchange for 750,000 shares of the Company’s Common Stock.

On May 25, 2007, Vision exercised a partial conversion in the amount of $200,000 of the principal balance of the Secured Convertible Note dated May 3, 2006, at a conversion price of $.20 per share, in exchange for 1,000,000 shares of the Company’s Common Stock.

On June 29, 2007, Vision exercised 250,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 3, 2006, in exchange for 1,250,000 shares of the Company’s Common Stock.

NOTE 4 - SUBSEQUENT EVENTS

On October 18, 2007, the Company entered into a Common Stock Purchase Agreement with Vision whereby Vision purchased from the Company, 2,500,000 shares (“Shares”) of Common Stock at a price of $0.10 per common share for an aggregate purchase price of $250,000 (“New Financing”). Such Shares were subsequently issued in November 2007. In addition to the foregoing, the parties simultaneously entered into a waiver agreement (“Waiver Agreement”) in connection with the secured promissory notes dated May 3 and November 1, 2006 (together, the “Notes”). As part of such Waiver Agreement, the Company acknowledges and agrees that the conversion price of the outstanding Notes held by Vision, and the exercise price of the outstanding warrants (“A Warrants, B Warrants and Unit Purchase Warrants”) held by Vision (and the securities issuable upon exercise thereof), are hereby adjusted to a conversion price or exercise price equal to $.10 per share.

NUEVO FINANCIAL CENTER, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2007

NOTE 4 - SUBSEQUENT EVENTS (continued)

The Company represents that there are no other outstanding securities of the Company that are subject to similar anti-dilution rights that will be triggered by the issuance of the Shares in the New Financing. In addition, Vision hereby waives any rights it may have to receive additional shares of Common Stock pursuant to the terms of the Notes and accompanying agreements and the securities issued pursuant thereto as a result of the issuance of the Shares in the New Financing.

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

Results of Operations

For the Three Months and Nine Months Ended September 30, 2007 as compared to September 30, 2006

Net sales of company-owned stores decreased $154,674, or 22.5% to $532,970 and $435,158, or 19.4% to $1,806,750 for the three months and nine months ended September 30, 2007, respectively, as compared to $687,644 and 2,241,908, for the same period in 2006. Such decreases were primarily due to the fact that there were four more stores in operation during the same period in 2006.

Selling, general and administrative expenses decreased $261,071, or 27.1% to $702,652 and $287,710, or 14.7%, to $1,672,977, for the three months and nine months ended September 30, 2007, respectively, as compared to $963,723 and $1,960,687 for the same periods in 2006. Such decreases for the three months and nine months ended September 30, 2007 were primarily due to decreases in cleaning and maintenance, commissions, rent, professional fees, and insurance due to the fact that there were four more stores in operation during the same period in 2006 and lower tax penalties than were reported in the prior year, which were partially offset by increases in administrative salaries, payroll taxes, bank service charges, utilities and telephone expenses and a loss on abandonment of assets recorded in the same period in 2006.

The Company had a net loss of $471,990 and $898,957 for the three months and nine months ended September 30, 2007, as compared to a net loss of $718,066 and $1,102,549 for the same periods in 2006. Such decrease in the net loss for the three and nine months ended September 30, 2007 was primarily due to decreases in selling, general and administrative expenses of $261,071 and $287,710, as described above, which were partially offset by an increase in other expenses of $13,126 and $71,699 due primarily from interest expense and in gross profit of $1,869 and $12,419, respectively.

NUEVO FINANCIAL CENTER, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2007

Liquidity and Capital Resources

As of September 30, 2007, the Company had negative working capital of $2,080,543 and cash on hand of $163,247.

During the nine months ended September 30, 2007, the Company’s operating activities used $647,870 of cash. This was principally due to the net loss of $898,957 an increase in inventory of $19,987 and non-cash items of $5,427, and which was partially offset by decreases in accounts payable and accrued expenses of $229,091, accounts receivable of $35,655, prepaid insurance of $23 and non-cash items of $11,732. The Company believes it can improve its operating cash flows by continuously monitoring its Company-owned stores by new marketing strategies, increasing its gross margins, through the introduction of financial products and services, cost containment, among other things.

For the nine months ended September 30, 2007, cash flows used in investing activities were zero.

For the nine months ended September 30, 2007, cash flows provided by financing activities were $406,614 attributable to proceeds generated from the exercise of warrants which was partially offset by the reduction of debt.

The Company believes that it currently has sufficient financial resources to fund its current operations for the year ended December 31, 2007. However, the Company is seeking additional capital to fund its operations and execute its business plan for the twelve months ended December 31, 2008. However, there can be no assurance that the Company will be able to secure such additional financing or whether such financing, if obtained, will be available on terms favorable to the Company.

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

Changes in Internal Controls

There have been no material changes in the Company’s internal controls over financial reporting, or in other factors that could materially affect, or are reasonably likely to affect, its internal controls over financial reporting during the quarter ended September 30, 2007.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Not applicable.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2007, Vision Opportunity Master Fund, Ltd. (“Vision”) exercised a partial conversion in the amount of $100,000 of the principal balance of a secured convertible note (“Secured Convertible Note”) dated May 3, 2006, at a conversion price of $.20 per share, in exchange for 500,000 shares of the Company’s common stock (“Common Stock”) and exercised their option to convert 100,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 3, 2006, in exchange for 750,000 shares of the Company’s Common Stock.

On April 11, 2007, the Company issued 239,823 stock options to Jose Araque with an exercise price of $0.01 per share.

On April 11, 2007, the Company issued 1,974,558, 517,367, 517,367 and 200,000 warrants to purchase shares of the Company’s Common Stock at $0.01 per share to Edward Cabrera, Rainey Sellars, Tim Gardner and Sebastian Giordano, respectively.

On May 25, 2007 Vision exercised their option to convert 150,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 3, 2006, in exchange for 750,000 shares of the Company’s Common Stock.

On May 25, 2007, Vision exercised a partial conversion in the amount of $200,000 of the principal balance of the Secured Convertible Note dated May 3, 2006, at a conversion price of $.20 per share, in exchange for 1,000,000 shares of the Company’s Common Stock.

On June 29, 2007, Vision exercised 250,000 unit purchase warrants at an exercise price of $.20 per share, pursuant to the terms of the Secured Convertible Note dated May 3, 2006, in exchange for 1,250,000 shares of the Company’s Common Stock.

On October 18, 2007, the Company entered into a Common Stock Purchase Agreement with Vision, whereby Vision purchased from the Company, 2,500,000 shares of Common Stock at a price of $0.10 per share for an aggregate purchase price of $250,000.

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

On June 25, 2007, the Company filed a registration statement (“Registration Statement”) with the SEC on Form SB-2 to register certain of its issued and outstanding shares and warrants. On August 10, 2007, the Company filed an amendment to such Registration Statement by filing Form SB-2/A. On November 6, 2007, filed a letter with the SEC requesting a withdrawal of the Registration Statement in order to address the SEC’s concerns regarding the proposed registration and resale of the shares of Common Stock which are the subject of the Registration Statement.

3

 Item 6.  EXHIBITS

A.  Exhibits:

10.10*	Form of Common Stock Purchase Agreement, together with Waiver Agreement, dated October 18, 2007 between the Company and Vision Opportunity Master Fund, Ltd.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* Exhibit being filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUEVO FINANCIAL CENTER, INC.

DATE: November 14, 2007	/s/ Jose Araque Jose Araque President, CEO and Chairman

DATE: November 14, 2007	/s/ Jose Araque Jose Araque Chief Accounting Officer

4